Form 10-Q
period 1996-03-31
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1996-05-15
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _____________ to_________________

                        Commission File Number 33-75224

                               LIGGETT GROUP INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     56-1702115
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

700 WEST MAIN STREET, DURHAM, NORTH CAROLINA                 27702
   (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (919) 683-9000

                               EVE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                            56-1703877
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

100 SOUTHEAST SECOND STREET, MIAMI, FLORIDA                  33131
   (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (305) 539-9460


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes    X   No
   -------   -------

As of May 14, 1996 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                     INDEX

<Caption
                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         LIGGETT GROUP INC.

           Consolidated Balance Sheets as of March 31, 1996 and
               December 31, 1995.......................................................  3
           Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995...........................................  5
           Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995...........................................  6
           Notes to Consolidated Financial Statements..................................  7

         EVE HOLDINGS INC.

           Balance Sheets as of March 31, 1996 and December 31, 1995................... 19
           Statements of Operations for the three months ended March 31,
               1996 and 1995........................................................... 20
           Statements of Cash Flows for the three months ended March 31,
               1996 and 1995........................................................... 21
           Notes to Financial Statements............................................... 22


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................... 23



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................. 32


Item 6.  Exhibits and Reports on Form 8-K.............................................. 32



SIGNATURES............................................................................. 33

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LIGGETT GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                    ASSETS

                                                                                               March 31,    December 31,
                                                                                                 1996           1995
                                                                                                 ----           ----
Current assets:
  Accounts Receivable:
    Trade less allowances of $451 and  $815, respectively.............................         $ 12,352      $ 22,279
    Other.............................................................................            1,334         1,367
    Affiliates........................................................................              914         1,105

  Inventories.........................................................................           56,457        54,342

  Assets under agreements for sale (Note 4)...........................................            1,025           713

  Deferred income taxes...............................................................            3,800         3,800

  Other current assets................................................................              899           990
                                                                                               --------      --------
         Total current assets.........................................................           76,781        84,596

  Property, plant and equipment, at cost, less accumulated
    depreciation of $27,265 and $26,545, respectively.................................           18,418        18,352

  Intangible assets, at cost, less accumulated amortization
    of $16,093 and $15,661, respectively..............................................            4,608         5,036

  Other assets and deferred charges, at cost, less accumulated
    amortization of $5,933 and $5,440, respectively...................................            4,838         5,330
                                                                                               --------      --------

         Total assets.................................................................         $104,645      $113,314
                                                                                               ========      ========

                                  (continued)

                               LIGGETT GROUP INC.

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)




                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)



                                                                                                   March 31,    December 31,
                                                                                                      1996          1995
                                                                                                      ----          ----
Current liabilities:
  Current maturities of long-term debt...............................................              $ 39,583      $     50
  Cash overdraft.....................................................................                 3,817         3,761
  Accounts payable, principally trade................................................                16,550        18,921
  Accrued expenses:
    Promotional......................................................................                23,119        25,519
    Compensation and related items...................................................                   154         1,175
    Taxes, principally excise taxes..................................................                 4,765         7,006
    Estimated allowance for sales returns............................................                 5,000         5,000
    Interest.........................................................................                 3,365         8,412
    Other............................................................................                 5,398         5,728
                                                                                                   --------      --------
      Total current liabilities......................................................               101,751        75,572

Long-term debt, less current maturities..............................................               144,720       173,251

Non-current employee benefits and other liabilities..................................                18,670        19,197

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):
  Redeemable preferred stock (par value $1.00 per share;
    authorized 1,000 shares; no shares issued and out-
    standing)
  Common stock (par value $0.10 per share; authorized
    2,000 shares; issued and outstanding 1,000 shares)
    and contributed capital..........................................................                53,240        53,240
  Accumulated deficit................................................................              (213,736)     (207,946)
                                                                                                   --------      --------
      Total stockholder's equity (deficit)...........................................              (160,496)     (154,706)
                                                                                                   --------      --------
      Total liabilities and stockholder's equity (deficit)...........................              $104,645      $113,314
                                                                                                   ========      ========

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   1996         1995
                                                                   ----         ----

Net sales(*) . . . . . . . . . . . . . . . . . . . . . . . .        $78,488    $93,760

Cost of sales(*) . . . . . . . . . . . . . . . . . . . . . .         36,292     45,354
                                                                  ---------    -------
    Gross profit . . . . . . . . . . . . . . . . . . . . . .         42,196     48,406

Selling, general and administrative expenses . . . . . . . .         42,118     43,193
                                                                  ---------    -------
    Operating income . . . . . . . . . . . . . . . . . . . .             78      5,213

Other income (expense):
  Interest expense   . . . . . . . . . . . . . . . . . . . .         (5,856)    (5,851)
  Miscellaneous, net   . . . . . . . . . . . . . . . . . . .            (12)      (333)
                                                                  ---------    -------
    Loss before income taxes   . . . . . . . . . . . . . . .         (5,790)      (971)

Income tax benefit   . . . . . . . . . . . . . . . . . . . .              -       (339)
                                                                  ---------    -------
    Net loss . . . . . . . . . . . . . . . . . . . . . . . .       $ (5,790)   $  (632)
                                                                  =========    =======

(*)Net sales and cost of sales include federal excise taxes of $21,197 and $26,392, respectively.

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                               Three Months Ended
                                                                                  March 31,
                                                                               1996          1995
                                                                               ----          ----
Cash flows from operating activities:
  Net loss .......................................................           $(5,790)      $  (632)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization.................................             1,990         2,025
    Deferred income taxes.........................................               (57)            -
    Loss on sale of equipment.....................................                16             7
  Changes in assets and liabilities:
    Accounts receivable...........................................            10,151        13,682
    Inventories...................................................            (2,115)       (4,672)
    Accounts payable..............................................            (2,335)        1,849
    Accrued expenses..............................................           (10,982)      (14,147)
    Non-current employee benefits.................................              (348)          135
    Other, net....................................................              (187)         (155)
                                                                             -------       -------
          Net cash used in operating activities...................            (9,657)       (1,908)
                                                                             -------       -------
Cash flows from investing activities:
  Proceeds from sale of equipment.................................                 -            34
  Capital expenditures............................................            (1,350)         (334)
                                                                             -------       -------
          Net cash used in investing activities...................            (1,350)         (300)
                                                                             -------       -------
Cash flows from financing activities:
  Repayments of long-term debt....................................               (64)         (225)
  Net borrowings under revolving credit facility..................            11,015         1,478
  Increase in cash overdraft......................................                56           955
                                                                             -------       -------
          Net cash provided by financing activities...............            11,007         2,208
                                                                             -------       -------
Net change in cash and cash equivalents...........................                 -             -
Cash and cash equivalents:
  Beginning of period.............................................                 -             -
                                                                             -------       -------
  End of period...................................................           $     -       $     -
                                                                             =======       =======
Supplemental cash flow information:
  Cash payments (refunds) during the period for:
    Interest......................................................           $10,793       $10,615
    Income taxes..................................................           $    15       $    (8)

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


1.   The Company

     Liggett Group Inc. ("Liggett" or the "Company") is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke Group
Ltd. ("BGL").   Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States.

     The consolidated financial statements included herein are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. The December 31, 1995 balance sheet has been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K (Commission File No. 33-75224) as filed with the Securities and Exchange
Commission on April 16, 1996.   The results of operations for interim periods
should not be regarded as necessarily indicative of the results that may be expected for the entire year.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $160,496 as of March 31, 1996 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants and if the lenders were to exercise acceleration rights under the revolving credit facility or senior secured notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements.


2.   Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.


3.   Per Share Data

     All of the Company's common shares (1,000 shares, issued and outstanding for all periods presented herein) are owned by BGLS. Accordingly, earnings and dividends per share data are not presented in these consolidated financial statements.


4.   Assets Under Agreements for Sale

     On April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty for a sale price of $4,300. It is anticipated that closing will occur on or before May 31, 1996. The net book value of those assets for which the agreement was signed have been classified as current assets on the Company's Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995.

     On April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty for a sale price of $2,200. While it is anticipated that closing will occur on or before July 31, 1996, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit and not close. The net book value of those assets for which the agreement was signed have been classified as current assets on the Company's Consolidated Balance Sheet as of March 31, 1996.

5.   Inventories


   Inventories consist of the following:
                                                            March 31,           December 31,
                                                              1996                  1995
                                                              ----                  ----
Finished goods.............................................  $23,139              $18,240
Work-in-process............................................    3,676                3,331
Raw materials..............................................   22,974               24,946
Replacement parts and supplies.............................    3,945                3,926
                                                             -------              -------
Inventories at current cost................................   53,734               50,443

LIFO adjustment............................................    2,723                3,899
                                                             -------              -------
Inventories at LIFO cost...................................  $56,457              $54,342
                                                             =======              =======

     The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the
date of the commitment.   Liggett normally purchases all of its tobacco
requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments of which approximately 67% of current commitments expire in December 1996. Liggett had leaf tobacco purchase commitments of approximately $27,500 at March 31, 1996 compared to approximately $25,500 at December 31, 1995.


6.   Property, Plant and Equipment



   Property, plant and equipment consist of the following:
                                                             March 31,          December 31,
                                                               1996                 1995
                                                               ----                 ----
Land and improvements...............................          $   455             $   542
Buildings...........................................            5,538               6,011
Machinery and equipment.............................           39,690              38,344
                                                              -------             -------
Property, plant and equipment.......................           45,683              44,897

Less accumulated depreciation.......................          (27,265)            (26,545)
                                                              -------             -------
Property, plant and equipment, net..................          $18,418             $18,352
                                                              =======             =======

7.   Long-Term Debt

     Long-term debt consists of the following:



                                                                                    March 31,         December 31,
                                                                                      1996                1995
                                                                              --------------------
                                                                               Estimated  Carrying      Carrying
                                                                              Fair Value    Value         Value
                                                                              ----------  --------      --------


11.5% Senior Secured Notes due February 1, 1999,
  net of unamortized discount of $0, $576 and $627,
  respectively...........................................................       $106,299  $119,536      $119,485
Variable Rate Series C Senior Secured Notes due
  February 1, 1999.......................................................         32,602    32,279        32,279
Borrowings outstanding under revolving credit
  facility...............................................................         32,032    32,032        21,017
Other....................................................................            456       456           520
                                                                                --------  --------      --------
                                                                                 171,389   184,303       173,301
Current portion..........................................................         (6,892)  (39,583)          (50)
                                                                                --------  --------      --------
Amount due after one year................................................       $164,497  $144,720      $173,251
                                                                                ========  ========      ========

     Senior Secured Notes

     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. The Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of the Company at any time on or after February 1, 1996. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

     On January 31, 1994, the Company issued $22,500 of Variable Rate Series C Senior Secured Notes (the "Series C Notes"). The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes.
The Series C Notes bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. The Company had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Series C Notes to be issued
under the Series C Notes indenture.   In connection with the consents, holders
of Series B Notes received Series C Notes totaling two percent of their current Series B Notes holdings. The total principal amount of such Series C
Notes issued was $2,842.   On November 20, 1994, the Company issued the
remaining $7,508 of Series C Notes in exchange for an equal amount of Series B Notes and cash of $375. The Series B Notes so exchanged were credited against the mandatory redemption requirements for February 1, 1995.

     BGLS purchased  $4,500 of the Series C Notes which were subsequently sold.

     Revolving Credit Facility

     On March 8, 1994, Liggett entered into a revolving credit facility ("the facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the facility was approximately $4,510 based upon eligible collateral at March 31, 1996. The facility expires on March 8, 1997 and is collateralized by all accounts receivable and inventories of the Company. Borrowings under the facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.75% at March 31, 1996. The facility requires Liggett's compliance with certain financial and other covenants and limits the amount of cash dividends and payments which can be made by Liggett.


8.   Commitments and Contingencies

     Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against Brooke Group Ltd. in its former name or in its present name or against Liggett), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. The Company has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, certain of which have occurred, without notice, and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. Liggett expects that the level of financial and other assistance which it may receive, if any, will be clarified over the ensuing months. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants, and no plaintiff has ultimately prevailed in trial for recovery of damages in any such action.

     In the action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court, on June 24, 1992, issued an opinion regarding federal preemption of state law damage actions. The Supreme Court in Cipollone concluded that The Federal Cigarette Labeling and Advertising Act (the "1965 Act") did not preempt any state common law damage claims. Relying on The Public Health Cigarette Smoking Act of 1969 (the "1969 Act"), however, the Supreme Court concluded that the 1969 Act preempted certain, but not all, common law damage claims. Accordingly, the decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. It does permit, however, claims for fraudulent misrepresentation (other than a claim of fraudulently neutralizing the warning), concealment (other than in advertising and promotion of cigarettes), conspiracy and breach of express warranty after 1969. The Court expressed no opinion as to whether any of these claims are viable under state law but assumed arguendo that they are viable.

     In addition, bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

     On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alone alleging as injury lung cancer. Fact discovery closed on August 31, 1995 and expert discovery is scheduled to close on July 3, 1996. It is
possible that the case will be scheduled for trial during late 1996.   On March
19, 1996, the Magistrate Judge assigned to the case ordered Liggett to produce certain of its documents with respect to which Liggett has asserted various claims of privilege. Liggett intends to appeal the decision and order. Upon Liggett's motion, the Court enlarged the time to and including May 15, 1996 for Liggett to file its appeal. The other major cigarette manufacturers and The Council for Tobacco Research-U.S.A., Inc. have moved to intervene.

     On May 11, 1993, in the case entitled Wilks v. The American Tobacco Company, No. 91-12, 355, Circuit Court of Washington County, State of Mississippi (a case in which Liggett was not a defendant), the trial court granted plaintiffs' motion to impose absolute liability on defendants for the manufacture and sale of cigarettes and struck defendants' affirmative defenses of assumption of risk and comparative fault/contributory negligence. The trial court ruled that the only issues to be tried in the case were causation and damages. No other court has ever imposed absolute liability on a manufacturer of cigarettes. After trial, the jury returned a verdict for defendants, finding no liability. The Company is and has been a defendant in other cases in Mississippi and it cannot be stated that other courts will not apply the Wilks ruling as to absolute liability.

     On May 12, 1992, an action entitled Cordova v. Liggett Group Inc., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council for Tobacco Research and its predecessor. The Complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. The case is presently in the discovery phase.

     On October 31, 1991, an action entitled Broin, et al. v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants appealed this ruling and on January 3, 1996, the Third District of the Florida Court of Appeals affirmed the ruling of the trial court. On January 18, 1996, defendants filed a petition for rehearing, for rehearing en banc and for certification to the Florida Supreme Court. On May 10, 1996, defendants' petition was denied. The defendants intend to appeal this decision to the Florida Supreme Court.

     On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company, et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and residents of the United States who claim to be addicted to tobacco products and survivors who claim their decedents were also so addicted. The complaint is based upon the claim that defendants manipulated the nicotine levels in their tobacco products with the intent to addict plaintiffs and the class members and, inter alia, fraud, deceit, negligent misrepresentation, breach of express and implied warranty, strict liability and violation of consumer protection statutes. Plaintiffs seek compensatory and punitive damages, equitable relief including disgorgement of profits from the sale of cigarettes and creation of a fund to monitor the health of class members and to pay for medical expenses allegedly caused by defendants, attorneys' fees and costs. On February 17, 1995, the Court issued an Order that granted in part plaintiffs' motion for class certification for certain claims, together with punitive damages to the end of establishing a multiplier to compute punitive damage awards. Defendants' application for discretionary appeal to the Court of Appeals for the Fifth Circuit was granted. Oral argument was held on April 2, 1996.

     On May 5, 1994, an action entitled Engle, et al. v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seeks compensatory and punitive damages, together with equitable relief including but not limited to a medical fund for future health care costs, attorney's fees and costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants appealed this ruling. On January 31, 1996, the Third District of the Florida Court of Appeals affirmed the ruling of the trial court certifying the action as a class action, but modified the trial
court ruling to limit the class to Florida citizens and residents.   Defendants
have filed a petition for rehearing, for rehearing en banc and for certification to the Florida Supreme Court. On May 10, 1996, defendants' petition was denied. The defendants intend to appeal this decision to the Florida Supreme Court.

     On May 3, 1996, an action entitled Norton, et al. v. R. J. Reynolds Tobacco Company, et al., Superior Court of Madison County, State of Indiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all similarly situated citizens of the State of Indiana who allegedly have become addicted to cigarette products as a result of defendants allegedly having controlled and manipulated the amount of nicotine in the cigarettes manufactured by them for the purpose of addicting users and sustaining such addiction. Plaintiffs seek compensatory and punitive damages, together with equitable relief including, but not limited to, disgorgement of profits received from the sale of such cigarettes and the creation of a medical monitoring fund, attorneys' fees and costs. The action presently is in the pleading stage and discovery has not as yet commenced.

     On March 12, 1996, BGL and Liggett entered into an agreement to settle the Castano class action tobacco litigation. The settlement undertakes to release BGL and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by narrower statewide classes in the Engle class action pending in Florida state court and in the recently filed Norton class action pending in Indiana state court. The settlement is subject to and conditioned upon the approval of the United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain items of the settlement are summarized below.

     Under the settlement, the Castano class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the Castano Plaintiffs Legal Committee. Settlement funds received by the class would be used to pay half the cost of smoking-cessation programs for eligible class members. While neither consenting to FDA jurisdiction nor waiving their objections thereto, BGL and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

     BGL and Liggett have the right to terminate the Castano settlement if the remaining defendants succeed on the merits or in the event of a full and final denial of class action certification. The terms of the settlement would still apply if the Castano plaintiffs or their lawyers were to institute a substantially similar new class action against the tobacco industry. BGL and Liggett may also terminate the settlement if they conclude that too many class members have chosen to opt out of the settlement. In the event of any such termination by BGL and Liggett, the named plaintiffs would be at liberty to renew the prosecution of such civil action against BGL and Liggett.

     On March 14, 1996, BGL and the Castano Plaintiffs Legal Committee and the
Castano plaintiffs entered into a letter agreement.   According to the terms
of the letter agreement, for the period ending nine months from the date of Final Approval of the Castano settlement or, if earlier, the completion of a combination by BGL or Liggett with certain defendants or an affiliate thereof in Castano, the Castano plaintiffs agree not to enter into any settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs enter into any such settlement during this period, they shall pay BGL $250,000 within thirty days of the more favorable agreement and offer BGL and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If BGL enters into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

     An action entitled Yvonne Rogers v. Liggett Group Inc., et al., Superior Court, Marion County, Indiana, was filed by the plaintiff on March 27, 1987 against Liggett and others. The plaintiff seeks compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial has been scheduled to commence August 5, 1996.

     On May 23, 1994, an action entitled Mike Moore, Attorney General, ex rel State of Mississippi v. The American Tobacco Company, et al., Chancery Court for the County of Jackson, State of Mississippi, was filed against Liggett and others. The State of Mississippi seeks restitution and indemnity for medical payments and expenses made or incurred by it on behalf of welfare patients for tobacco related illnesses. Similar actions (although not identical) have been filed by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield), by the State of West Virginia and more recently by the Commonwealth of Massachusetts, the State of Louisiana, the State of Texas and the State of Maryland. In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and market price of tobacco products and an alleged consumer protection claim. In a subsequent ruling, the trial court adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state for such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney
General of the state was and is outside the authority of the Attorney General.

     On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and in the State of Texas seeking declaratory relief to the effect that the commencement of any such litigation (as had been filed by Mississippi, West Virginia and Minnesota and now by Massachusetts, Louisiana, Texas and Maryland) seeking to recover Medicaid expenses against the manufacturers by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

     The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but no limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). This statute purportedly abrogates certain defenses typically available to defendants. This legislation would impose on the tobacco industry, if ultimate liability of the industry is established in litigation, liability based upon market share for such payments made as a result of such smoking-related diseases. Although a suit has been commenced to challenge the constitutionality of the Florida legislation, no assurance can be given that it will be successful. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. On March 13, 1996, the Florida legislature considered taking certain action to override the veto of the repealer bill if the requisite vote could be attained, but decided not to take formal action when it was determined that it could not attain the requisite vote. On February 22, 1995, suit was commenced pursuant to the above-referenced enabling statute by the State of Florida acting through the Agency for Health Care Administration against Liggett and others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sale of cigarettes in Florida.

     The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota, West Virginia, Louisiana, Texas and Maryland. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover the costs incurred by the state to provide health care to persons allegedly injured by the company or individual also has been introduced in a number of other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

     On March 15, 1996, BGL and Liggett entered into a settlement of tobacco litigation with the Attorneys General of the states of Florida, Louisiana, Massachusetts, Mississippi and West Virginia. The settlement with the Attorneys General releases BGL and Liggett from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

     Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other transaction by Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the
agreement.   Liggett has also agreed to pay to the states $5,000 if BGL or
Liggett fails to consummate a merger or other transaction with another defendant in the lawsuits within three years of the date of the settlement. At December 31, 1995, the Company accrued approximately $4,000 for the settlement with the Attorneys General.

     Settlement funds received by the Attorneys General will be used to reimburse the states' smoking-related healthcare costs. While neither consenting to FDA jurisdiction nor waiving their objections thereto, BGL and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same basis as provided in the Castano settlement.

     BGL and Liggett have the right to terminate the settlement with respect to any state participating in the settlement if any of the remaining defendants in the litigation succeed on the merits in that state's Attorney General action. BGL and Liggett may also terminate the settlement if they conclude that too many states have filed Attorney General actions and have not resolved such cases as to the settling defendants by joining in the settlement.

     Currently in addition to Cordova, approximately 94 product liability lawsuits, which have been filed in various jurisdictions, are pending and active in which Liggett is a defendant. Of these, approximately 74 are pending in the State of Florida. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. In the product liability lawsuits presently pending in Florida against Liggett and others, three of such which are pending in the Circuit Court of Duval County (Jacksonville), Florida are scheduled for trial during 1996, these being: Clark, August, 1996; Thompson, October, 1996; and Walters, November, 1996, and another, Weisholtz, which is pending in the United States District Court for the Southern District of Florida, is scheduled for trial commencing November 12, 1996.

     A grand jury investigation presently is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research-USA, Inc. The Company was a sponsor of The Council for Tobacco Research-USA, Inc. at one time. The Company is unable at this time to predict the outcome of this investigation.

     Liggett has been responding to a civil investigative demand from the Antitrust Division of the United States Department of Justice which requests certain information from Liggett. The request appears to focus on United States tobacco industry activities in connection with product development efforts regarding, in particular, "fire-safe" or self-extinguishing cigarettes. It also requests certain general information addressing Liggett's involvement with and relationship to its competitors. Liggett is unable at this time to predict the outcome of this investigation.

     In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in cigarettes. On March 25, 1994, Commissioner David A. Kessler of the Food and Drug Administration (the "FDA") gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to Commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner Kessler's claims. An FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA filed in the Federal Register a Notice of Proposed Rule-Making (the "Proposed Rule-Making") which would classify tobacco as a drug, assert jurisdiction by the FDA over the manufacture and marketing of tobacco products and impose restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Liggett and the other major manufacturers in the industry responded by filing a civil action in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction. In addition thereto, Liggett and the other four major cigarette manufacturers, as well as others, have filed comments in opposition to the Proposed Rule-Making. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification, were it to occur, or of such regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

     On March 12, 1996, Liggett, together with BGL, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with BGL, entered into an agreement with the Attorneys General of the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts and the State of Louisiana to settle certain actions brought against Liggett by such states. In these two settlements, Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the Proposed Rule-Making and to phase in compliance with certain of the proposed interim FDA regulations.

See discussions of the Castano Settlement Agreement and the Attorneys General Settlement Agreement appearing hereinabove.

     The Omnibus Budget Reconciliation Act of 1993 ("OBRA") required each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the
stabilization cooperatives organized by the United States government.   OBRA
was repealed retroactively (as of December 31, 1994) coincident in time with the issuance of a Presidential proclamation, effective September 13, 1995, imposing tariffs on imported tobacco in excess of certain quotas.

     On February 14, 1995, Liggett filed with the United States Department of Agriculture (the "USDA") its certification as to usage of domestic and imported tobaccos during 1994, and an audit was conducted by the USDA to verify this certification. Liggett has received from the USDA the results of the audit, which states that Liggett did not satisfy the 75% domestic tobacco usage requirement for 1994 and therefore may be subject to a marketing assessment estimated at approximately $5,500, which amount is disputed by the Company. It is the understanding of the Company that the levels of domestic tobacco inventories currently on hand at the tobacco stabilization organizations are below reserve stock levels, and for such reason, the Company is of the opinion that it will not be obligated to make such purchases of domestic tobacco from the tobacco stabilization cooperatives. The Company is currently engaged in negotiations with the USDA in an effort to resolve this matter on satisfactory terms. At December 31, 1995, the Company accrued approximately $4,900 representing its best estimate for the USDA marketing assessment.

     On September 13, 1995, the President of the United States, after negotiations with the affected countries, declared a tariff rate quota ("TRQ") on certain imported tobacco, imposing prohibitive tariffs on imports of flue-cured and burley tobaccos in excess of certain levels which levels vary from country to country. Oriental tobacco is exempt from the quota, as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow the Company to operate without material disruption to its business.

     On February 20, 1996, the United States Trade Representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a materially adverse effect on the Company. The Company believes it is unlikely that an end-user licensing system will be adopted because it would likely lead to another GATT proceeding. The end-user licensing system has not been authorized by legislation and it could create significant problems for United States exports in other product markets. However, no assurances can be made that an end-user licensing system will not be adopted.

     On March 15, 1996, an action entitled Spencer J. Volk v. Liggett Inc. was filed in the United States District Court for the Southern District of New York, Case No. 96-CIV-1921, wherein the plaintiff, who was formerly employed as Liggett's President and Chief Executive officer, seeks recovery of certain monies allegedly owing by Liggett to him for long-term incentive compensation. The action presently is in the pleading stage and discovery has not as yet commenced.

     As to each of the cases referred to above which is pending against the Company, the Company believes, and has been so advised by counsel handling the respective cases, that the Company has a number of valid defenses to the claim or claims asserted against the Company. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

     The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending
against the Company.   It is possible that the Company's financial position,
results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation.

     There are several other proceedings, lawsuits and claims pending against Liggett unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations or cash flows.


9.   Related Party Transactions

     Liggett provides certain administrative and technical support to Liggett-Ducat Ltd., a Russian joint stock company, which is majority owned by an affiliate, in exchange for which such company provides assistance to Liggett in its pursuit of selling cigarettes in the Russian Republic. The expenses associated with Liggett's activities amounted to $2 and $26 for the three months ended March 31, 1996 and 1995, respectively.

     Liggett is a party to an agreement dated February 26, 1991, as amended October 1, 1995, with entities related through common control, to provide various management and administrative services to the Company in consideration for an annual management fee of $900 paid in monthly installments and annual overhead reimbursements of $864 paid in quarterly installments. The expenses associated with Liggett's activities amounted to $441 in both of the three-month periods ended March 31, 1996 and 1995.

     Effective January 1, 1992, Liggett entered into a Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the
Company at an annual fee of $2,600 paid in monthly installments.   Corporate
services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The agreement had an initial term of one year, with annual renewals thereafter subject to a 5% fee increase. The expenses associated with Liggett's activities amounted to $790 and $752 for the three months ended March 31, 1996 and 1995, respectively. This fee is in addition to the management fee and overhead reimbursements described above.

     Since April 1994, the Company has leased equipment from BGLS for $50 per month.

     Accounts receivable from affiliates relate principally to advances for expenses paid by Liggett on behalf of its affiliates. The Company expects to be reimbursed in the near term.


10.  Restructuring Charges

     During the first quarter of 1995, Liggett, in an effort to reduce costs, offered voluntary retirement programs to eligible employees, among other things, and reduced the Company's headcount by approximately 63 positions. In connection therewith, the Company recorded a $487 charge to operations (which is included as a component of cost of sales) in the first quarter of 1995.


11.  Subsequent Events

     On April 8, 1996, Philip Morris announced a list price increase on all brands of 40 cents per carton. The other manufacturers, including Liggett, matched the price increase.

     On April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty for a sale price of $4,300. It is anticipated that closing will occur on or before May 31, 1996.

     On April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty for a sale price of $2,200. While it is anticipated that closing will occur on or before July 31, 1996, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit and not close.

                               EVE HOLDINGS INC.

                                BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                                March 31,        December 31,
                                                                                  1996              1995
                                                                                  ----              ----
                                     ASSETS


Cash...................................................................          $     3          $    8

Office equipment.......................................................                2               2

Trademarks, at cost, less accumulated amortization of
  $16,018 and $15,593, respectively....................................            4,395           4,820
                                                                                 -------          ------
        Total assets...................................................          $ 4,400          $4,830
                                                                                 =======          ======

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


Federal income taxes currently payable to parent.......................          $ 1,142          $   164

Dividends payable......................................................            2,122            2,536

Deferred income taxes..................................................            1,538            1,687
                                                                                 -------          -------
        Total liabilities..............................................            4,802            4,387
                                                                                 -------          -------
Stockholder's equity (deficit):
  Common stock (par value $1.00 per share; authorized,
    issued and outstanding 100 shares) and contributed
    capital............................................................           47,377           47,653

Receivables from parent:
  Note receivable - interest at 14%, due no sooner
    than February 1, 1999..............................................          (44,520)         (44,520)

  Other................................................................           (3,259)          (2,690)
                                                                                 -------          -------
        Total stockholder's equity (deficit)...........................             (402)             443
                                                                                 -------          -------
        Total liabilities and stockholder's equity (deficit)...........          $ 4,400          $ 4,830
                                                                                 =======          =======

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                    1996    1995
                                                                    ----    ----
Revenues:
  Royalties - parent.........................................      $1,713  $2,186
  Interest - parent..........................................       1,576   1,576
                                                                   ------  ------
                                                                    3,289   3,762
Expenses:
  Amortization of trademarks.................................         425     425
  Miscellaneous..............................................          24      11
                                                                   ------  ------
  Income before income taxes.................................       2,840   3,326

Income tax provision.........................................         994   1,170
                                                                   ------  ------
  Net income.................................................      $1,846  $2,156
                                                                   ======  ======

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)



Caption>

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                     1996          1995
                                                                                     ----          ----
Cash flows from operating activities:
  Net income...............................................................          $1,846       $2,156
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..........................................             425          425
    Deferred income taxes..................................................            (149)        (149)
  Changes in assets and liabilities:
    Federal income taxes currently payable.................................             978        1,310
    Dividends payable......................................................               -         (318)
                                                                                     ------       ------
      Net cash provided by operating activities............................           3,100        3,424
                                                                                     ------       ------
Cash flows from financing activities:
  Dividends/capital distributions..........................................          (2,536)      (2,432)
  Increase in due from parent..............................................            (569)        (992)
                                                                                     ------       ------
      Net cash used in financing activities................................          (3,105)      (3,424)
                                                                                     ------       ------
Net increase (decrease) in cash............................................              (5)           -

Cash:
  Beginning of period......................................................               8            2
                                                                                     ------       ------
  End of period............................................................          $    3       $    2
                                                                                     ======       ======
Supplemental cash flow information:
  Payments of income taxes through receivable from parent..................          $  164       $    -
  Dividends/capital distributions declared but not paid....................          $2,122       $    -

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

1.   The Company

     Eve Holdings Inc. ("Eve") is a wholly-owned subsidiary of Liggett Group Inc. ("Liggett"). Eve, formed in June 1990, is the proprietor of, and has all right, title and interest in, certain federal trademark registrations (the "Trademarks"). Eve has entered into an exclusive licensing agreement with Liggett (effective until 2010) whereby Eve grants the use of the Trademarks to Liggett in exchange for royalties, computed based upon Liggett's annual net sales, excluding excise taxes. The Trademarks are pledged as collateral for Liggett's borrowings under the notes indentures (see Note 3).


2.   Per Share Data

     All of Eve's common shares (100 shares authorized, issued and outstanding for all periods presented herein) are owned by Liggett. Accordingly, earnings and dividends per share data are not presented in these financial statements.


3.   Guarantee of Liggett Notes

     On February 14, 1992, Liggett issued $150,000 of Senior Secured Notes (the "Series B Notes"). In connection with the issuance of the Series B Notes, the
Trademarks were pledged as collateral.   In addition, Eve is a guarantor for
the Series B Notes.

     During 1994, Liggett issued $32,850 of Series C Senior Secured Notes (the "Series C Notes"). Eve is a guarantor for the Series C Notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT SELLING PRICES)


INTRODUCTION

     Liggett Group Inc. ("Liggett" or the "Company") is the operating successor to the Liggett & Myers Tobacco Company formed in 1873. Liggett is the fifth largest manufacturer of cigarettes in the United States in terms of unit sales.

     The following discussion provides an assessment of Liggett's consolidated results of operations and capital resources and liquidity and should be read in conjunction with the consolidated financial statements of Liggett and notes thereto included elsewhere in this Report on Form 10-Q. The operating results of the periods presented were not significantly affected by inflation.

     Eve Holdings Inc. ("Eve") is a wholly-owned subsidiary of Liggett. Eve's sole business is to hold certain federal trademark registrations used by, and to license them on an exclusive basis to, Liggett and to hold a certain note receivable from Liggett. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations of Eve are not presented herein because they are not material to Liggett's operations.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $160,496 as of March 31, 1996 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants and if the lenders were to exercise acceleration rights under the revolving credit facility or senior secured notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

Pricing Activity

     On May 5, 1995, R.J. Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of 30 cents per carton. Philip Morris, Inc. ("Philip Morris") and Brown & Williamson Tobacco Corporation ("B&W"), which together with RJR comprise approximately 90% of the market, matched the price increase on the same day. Liggett followed on May 9, 1995.

     On April 8, 1996, Philip Morris announced a list price increase on all brands of 40 cents per carton. The other manufacturers, including Liggett, matched the price increase.


Legislation and Litigation

     New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement of class actions. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that the Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 8 to the Company's consolidated financial statements for a description of legal proceedings.

     The Omnibus Budget Reconciliation Act of 1993 ("OBRA") required each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. OBRA was repealed retroactively (as of December 31, 1994) coincident in time with the issuance of a Presidential proclamation, effective September 13, 1995, imposing tariffs on imported tobacco in excess of certain quotas.

     On February 14, 1995, Liggett filed with the United States Department of Agriculture (the "USDA") its certification as to usage of domestic and imported tobaccos during 1994, and an audit was conducted by the USDA to verify this certification. Liggett has received from the USDA the results of the audit, which states that Liggett did not satisfy the 75% domestic tobacco usage requirement for 1994 and therefore may be subject to a marketing assessment estimated at approximately $5,500, which amount is disputed by the Company. It is the understanding of the Company that the levels of domestic tobacco inventories currently on hand at the tobacco stabilization organizations are below reserve stock levels, and for such reason, the Company is of the opinion that it will not be obligated to make such purchases of domestic tobacco from the tobacco stabilization cooperatives. The Company is currently engaged in negotiations with the USDA in an effort to resolve this matter on satisfactory terms. At December 31, 1995, the Company accrued approximately $4,900 representing its best estimate of its obligation for the USDA marketing assessment.

     On September 13, 1995, the President of the United States, after negotiations with the affected countries, declared a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain levels which vary from country to country. Oriental tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without
material disruption to its business.   However, increasing tobacco costs due to
reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments could have an unfavorable impact on Liggett's operations during 1996.

     On February 20, 1996, the United States Trade Representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company. The Company believes it is unlikely that an end-user licensing system will be adopted because it would likely lead to another GATT proceeding. The end-user licensing system has not been authorized by legislation and it could create significant problems for United States exports in other product markets. However, no assurances can be made that an end-user licensing system will not be adopted.

     In January 1993, the United States Environmental Protection Agency (the "EPA") released a report on the respiratory effect of environmental tobacco smoke ("ETS") which concludes that ETS is a known human lung carcinogen in adults, and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June
1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

     The Food and Drug Administration (the "FDA") has announced that it is considering classifying tobacco as a drug, and an FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA announced that it intended to propose regulations (the "Proposed Rule-Making") under which the FDA would assert jurisdiction over the manufacture and marketing of tobacco products. Liggett and the other major manufacturers in the industry responded by the filing of a civil action in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction. In addition thereto, Liggett and the other four major cigarette manufacturers, as well as others, have filed comments in opposition to the Proposed Rule-Making. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification, were it to occur, or of such regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

     On March 12, 1996, Liggett, together with BGL, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with BGL, entered into an agreement with the Attorneys General of the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts and the State of Louisiana to settle certain actions brought against Liggett by such states. In these two settlements, Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the Proposed Rule-Making and to phase in compliance with certain of the proposed
interim FDA regulations.   See discussions of the Castano and Attorneys General
settlements appearing hereinafter.

     In 1994, four class action lawsuits were brought against Liggett and other cigarette manufacturers, representing the first time class actions were brought against the cigarette industry. In the three of these cases which remain pending, plaintiffs' motions for class certification were granted in whole or
in part, and the defendants have appealed each of these rulings.   In two  of
these cases, the rulings of the trial courts certifying a class have been affirmed by an intermediate appellate court. In both of these cases, defendants have filed petitions for rehearing, for rehearing en banc, and for further discretionary appellate review. On May 10, 1996, defendants' petitions were denied. The defendants intend to appeal these decisions. On May 3, 1996, another class action lawsuit was brought against Liggett and other cigarette manufacturers. This action presently is in the pleading stage and discovery has not as yet commenced.

     On March 12, 1996, BGL and Liggett entered into an agreement to settle the Castano class action tobacco litigation. The settlement undertakes to release BGL and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by narrower statewide classes in the Engle class action pending in Florida state court and in the recently filed Norton class action pending in Indiana state court. The settlement is subject to and conditioned upon the approval of the United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain terms of the settlement are summarized below.

     Under the settlement, the Castano class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the Castano Plaintiffs Legal Committee. Settlement funds received by the class would be used to pay half the cost of smoking-cessation programs for eligible class members. While neither consenting to FDA jurisdiction nor waiving their objections thereto, BGL and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

     BGL and Liggett have the right to terminate the Castano settlement if the remaining defendants succeed on the merits or in the event of a full and final denial of class action certification. The terms of the settlement would still apply if the Castano plaintiffs or their lawyers were to institute a substantially similar new class action against the tobacco industry. BGL and Liggett may also terminate the settlement if they conclude that too many class members have chosen to opt out of the settlement. In the event of any such termination by BGL and Liggett, the named plaintiffs would be at liberty to renew the prosecution of such civil action against BGL and Liggett.

     On March 14, 1996, BGL and the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval of the Castano settlement or, if earlier, the completion of a combination by BGL or Liggett with certain defendants or an affiliate thereof in Castano, the Castano plaintiffs agree not to enter into any settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs enter into any such settlement during this period, they shall pay BGL $250,000 within thirty days of the more favorable agreement and offer BGL and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If BGL enters into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

     The foregoing summary of the settlement and letter agreements with the Castano plaintiffs is qualified in its entirety by reference to the text of such agreements, which was incorporated as Exhibit 10.23 to Liggett's Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

     The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but no limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). This statute purportedly abrogates certain defenses typically available to defendants. This legislation would impose on the tobacco industry, if ultimate liability of the industry is established in litigation, liability based upon market share for such payments made as a result of such smoking-related diseases. Although a suit has been commenced to challenge the constitutionality of the Florida legislation, no assurance can be given that it will be successful. On May 6, 1995, the Florida legislature voted in favor of a bill to repeal this legislation, but the Governor of Florida vetoed this repealer bill. On March 13, 1996, the Florida legislature considered taking certain action to override the veto of the repealer bill if the requisite vote could be attained, but decided not to take formal action when it was determined that it could not attain the requisite vote. On February 22, 1995, suit was commenced pursuant to the above-referenced enabling statute by the State of Florida acting through the Agency for Health Care Administration against Liggett and others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sale of cigarettes in Florida.

     The States of Mississippi, Minnesota, West Virginia, Massachusetts, Louisiana, Texas and Maryland also have brought actions against Liggett and other cigarette manufacturers seeking restitution and indemnity for certain Medicaid costs allegedly incurred as a result of tobacco-related illnesses. In

West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a recent ruling, the trial court has adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state for such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

     The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota, West Virginia, Texas and Maryland. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover the costs incurred by the state to provide health care to persons allegedly injured by the company or individual also has been introduced in a number of other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

     On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and in the State of Texas seeking declaratory relief to the effect that the commencement of any such litigation (as had been filed by Florida, Mississippi, West Virginia and Minnesota and now by Massachusetts, Louisiana, Texas and Maryland) seeking to recover Medicaid expenses against the manufacturers by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

     On March 15, 1996, BGL and Liggett entered into a settlement of tobacco litigation with the Attorneys General of the States of Florida, Louisiana, Massachusetts, Mississippi and West Virginia. The settlement with the Attorneys General releases BGL and Liggett from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

     Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other transaction by Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if BGL or Liggett fails to consummate a merger or other transaction with another defendant in the lawsuits within three years of the date of the settlement. At December 31, 1995, the Company accrued approximately $4,000 for the settlement with the Attorneys General.

     Settlement funds received by the Attorneys General will be used to reimburse the states' smoking-related healthcare costs. While neither consenting to FDA jurisdiction nor waiving their objections thereto, BGL and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same basis as provided in the Castano settlement.

     BGL and Liggett have the right to terminate the settlement with respect to any state participating in the settlement if any of the remaining defendants in the litigation succeed on the merits in that state's Attorney General action. BGL and Liggett may also terminate the settlement if they conclude that too many states have filed Attorney General actions and have not resolved such cases as to the settling defendants by joining in the settlement.

     The foregoing summary of the settlement agreement with the Attorneys General is qualified in its entirety by reference to the text of such agreement, which was incorporated as Exhibit 10.24 to Liggett's Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

     The Company has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, certain of which have occurred, without notice, and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. Liggett expects that the level of financial and other assistance which it may receive, if any, will be clarified over the ensuing months.


RESULTS OF OPERATIONS

1995 Restructuring

     During the first quarter of 1995, the Company reduced its headcount by approximately 63 positions and recorded a $487 restructuring charge to operations (which is included as a component of cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the restructuring relate primarily to reduced payroll and benefits expenses in future periods.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Net sales were $78,488 for the three months ended March 31, 1996 compared to $93,760 for the same period in 1995. This 16.3% decrease in revenues was primarily due to a 20.4% decrease in unit sales volume, partially offset by the effects of the May 9, 1995 list price increase (see "- Recent Developments in the Cigarette Industry - Pricing Activity"). The decrease in unit sales volume was comprised of declines within the premium segment of 16.6% and discount segment (which includes generic, control label and branded discount products) of 21.0%. The decline in premium and discount unit sales volume was due primarily to the aggressive trade programs offered by the Company at the end of the fourth quarter of 1995 and due to certain competitors continuing leveraging rebate programs tied to their products.

     Gross profit was $42,196 for the three months ended March 31, 1996, a decrease of $6,210 from $48,406 for the same period in 1995 due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit increased to 73.7% for the three months ended March 31, 1996 compared to 71.9% for the same period in 1995.
This increase is the result of the May 9, 1995 list price increase and the 1995 restructuring discussed above, partially offset by increased tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

     Operating income decreased to $78 for the three months ended March 31, 1996 from $5,213 for the same period in 1995 due primarily to the decrease in gross profit discussed above. The negative effects on operating income were partially offset by reduced legal expenses due to the financial assistance Liggett has been receiving from others in the industry in defraying the costs incurred in the defense of smoking and health litigation (see "- Recent Developments in the Cigarette Industry - Legislation and Litigation" and "- Capital Resources and Liquidity").

     Net interest expense was $5,856 for the three months ended March 31, 1996 compared to $5,851 for the same period in 1995. This increase in interest expense was due to higher average outstanding balances under the revolving credit facility along with the higher interest rate on the Series C Notes which was reset from 16.5% to 19.75% on February 1, 1995, partially offset by the redemption of $7,000 Series B Notes in December 1995.

     Net loss amounted to $5,790 for the three months ended March 31, 1996 compared to $632 for the same period in 1995. This decline was primarily the result of the same factors affecting operating income discussed above.


CAPITAL RESOURCES AND LIQUIDITY

     Cash used in operations was $9,657 for the three months ended March 31, 1996 compared to $1,908 for the same period in 1995 due primarily to the decline in net sales (see "- Results of Operations"), increased inventories and a decline in accrued promotional expenses, partially offset by reduced legal expenses.

     The Company has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, certain of which have occurred, without notice, and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. Liggett expects that the level of financial and other assistance which it may receive, if any, will be clarified over the ensuing months.

     Management is of the opinion that the positive effects on cash flow from operations resulting from the April 1996 price increase (see "- Recent Developments in the Cigarette Industry - Pricing Activity") and the continuing effects of the Company's 1995 restructuring programs (see "- Results of Operations - 1995 Restructuring") will be offset by increased tobacco costs, the USDA marketing assessment, increased legal expense and settlement of certain tobacco litigation. Further, the Castano settlement agreement commits the Company to pay legal fees to the plaintiffs' attorneys in the Castano class action. The amount and timing of such payment is unknown.

     Cash used in investing activities for the three months ended March 31, 1996 and 1995 related primarily to capital expenditures which amounted to approximately $1,350 and $334 for the respective periods. The expenditures were principally to maintain production facilities and for operational efficiencies. Capital expenditures of approximately $3,600, primarily for production facilities and further equipment modernization, are projected for 1996. These expenditures are expected to be funded with cash flow from operations, borrowings under the revolving credit facility and proceeds from the sale of certain surplus realty.

     On April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty for a sale price of $4,300. It is anticipated that closing will occur on or before May 31, 1996.

     On April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty for a sale price of $2,200. While it is anticipated that closing will occur on or before July 31, 1996, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit and not close.

     Cash provided by financing activities for the three months ended March 31, 1996 and 1995 of $11,007 and $2,208, respectively, resulted primarily from net borrowings under the revolving credit facility.

     On March 8, 1994, Liggett entered into a revolving credit facility (the "facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the facility was approximately $4,510 based upon eligible collateral at March 31, 1996. The facility expires on March 8, 1997 and is collateralized by all accounts receivable and inventories of the Company. Borrowings under the facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.75% at March 31, 1996. The facility requires Liggett's compliance with certain financial and other covenants and limits the amount of cash
dividends and payments which can be made by Liggett.   At March 31, 1996, the
Company was in compliance with all debt covenants under the facility. Management anticipates the facility will be refinanced with substantially similar terms in March 1997, although there can be no assurance that this will
be accomplished.   Since the facility's outstanding balance is due within the next twelve months, approximately $32,000 was reclassified to current liabilities at March 31, 1996. Management believes that the facility, along with cash flows from operations, will continue to adequately address the Company's liquidity requirements.

     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). From the proceeds of $148,244, net of an original issue discount, $144,054 was dividended to BGLS (which reduced stockholder's equity) and $4,190 was paid as financing fees. Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%.
The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. The Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of the Company at any time on or after February 1, 1996. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At March 31, 1996, the Company was in compliance with all debt covenants under the Notes indentures.

     On January 31, 1994, the Company issued $22,500 of Variable Rate Series C Senior Secured Notes (the "Series C Notes"). Liggett received $15,000 from the issuance in cash and received $7,500 in Series B Notes which were credited against the mandatory redemption requirements for February 1, 1994. The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. The Company had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Series C
Notes to be issued under the Series C Notes indenture.   In connection with the
consents, holders of Series B Notes received Series C Notes totaling two percent of their current Series B Notes holdings. The total principal amount of such Series C Notes issued was $2,842. On November 20, 1994, the Company issued the remaining $7,508 of Series C Notes in exchange for an equal amount of Series B Notes and cash of $375. The Series B Notes so exchanged were credited against the mandatory redemption requirements for February 1, 1995.

     In December 1995, $7,000 of Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements for February 1, 1996. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 Series C Notes held in treasury. Management anticipates that the 1997 mandatory redemption will be funded by cash flows from operations and borrowings under the facility. There are no definite plans as yet for funding the 1998 mandatory redemption requirement.


SEPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in this report and other filings with the Securities and Exchange Commission and in its reports to securityholders which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to ETS, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, governmental and grand jury investigations and litigation. Furthermore, the Company is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. In addtion, the Company has a high degree of leverage and substantial near term debt service requirements, as well as a net worth deficiency and recent net losses. The Series C Notes contain restrictions on the Company's ability to incur additional debt, grant liens, enter into any new agreements with affiliates and declare or pay cash dividends, among others. Due to such uncertainties and risks, readers are cautioned not place undue reliance on such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          PART II  - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Reference is made to information entitled "Commitments and Contingencies" in Note 8 to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a). Exhibits

        27.1 - Liggett Group Inc.'s Financial Data Schedule (for SEC use only)

        27.2 - Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)

   (b). Reports on Form 8-K

        The Company filed no reports on Form 8-K for the three months ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on May 14, 1996.



                           LIGGETT GROUP INC.


                           By: /s/ David P. Sheets
                              --------------------------------
                              David P. Sheets
                              Executive Vice President,  Chief
                              Financial Officer and Treasurer
                              (Principal Financial and Principal
                              Accounting Officer)

                           EVE HOLDINGS INC.


                           By: /s/ Joselynn D. Van Siclen
                              --------------------------------
                              Joselynn D. Van Siclen
                              Vice President, Treasurer and Assistant Secretary (Principal Financial and Principal
                              Accounting Officer)