Form 10-Q
period 1996-06-30
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1996-08-14
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ------------------

                        Commission File Number 33-75224

                               LIGGETT GROUP INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   56-1702115
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


700 WEST MAIN STREET, DURHAM, NORTH CAROLINA              27702
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

      Registrant's telephone number, including area code:(305) 539-9460


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes    X   No
                                                     ----     ----

As of August 13, 1996 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                     INDEX



                                                                                                PAGE
                                                                                                ----
PART I      FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Liggett Group Inc.:
            -------------------

            Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 . . . . . .    3
            Consolidated Statements of Operations for the three and six months ended June 30,
                 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
            Consolidated Statements of Cash Flows for the six months ended June 30, 1996
                 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .    7

            Eve Holdings Inc.:
            ------------------

            Balance Sheets as of June 30, 1996 and December 31, 1995 . . . . . . . . . . . .     19
            Statements of Operations for the three and six months ended June 30, 1996 and
                 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
            Statements of Cash Flows for the six months ended June 30, 1996 and 1995 . . . .     21
            Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .     22

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23


PART II     OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .    30


            SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               LIGGETT GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                    June 30,          December 31,
                                                                      1996                1995
                                                                    --------         ------------
                                    ASSETS

Current assets:
   Cash  . . . . . . . . . . . . . . . . . . . . . . . . . .         $  1,652            $      -

   Accounts Receivable:
     Trade less allowances of $767 and  $815, respectively .           20,364              22,279
     Other . . . . . . . . . . . . . . . . . . . . . . . . .              837               1,367
     Affiliates  . . . . . . . . . . . . . . . . . . . . . .            1,300               1,105

   Inventories . . . . . . . . . . . . . . . . . . . . . .             48,943              54,342

   Deferred income taxes . . . . . . . . . . . . . . . . . .            3,800               3,800

   Other current assets  (Note 4). . . . . . . . . . . . . .            1,050               1,703
                                                                     --------             -------

               Total current assets  . . . . . . . . . . . .           77,946              84,596

Property, plant and equipment, at cost, less accumulated
   depreciation of $27,964 and $26,545, respectively . . . .           18,601              18,352

Intangible assets, at cost, less accumulated amortization
   of $16,524 and $15,661, respectively  . . . . . . . . . .            4,180               5,036

Other assets and deferred charges, at cost, less accumulated
   amortization of $6,425 and $5,440, respectively  . . . .             4,346               5,330
                                                                     --------            --------

               Total assets  . . . . . . . . . . . . . . . .         $105,073            $113,314
                                                                     ========            ========



                                  (continued)

                               LIGGETT GROUP INC.

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                     June 30,          December 31,
                                                                       1996                1995
                                                                     --------          ------------
                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt . . . . . . . . . .        $ 32,937            $     50
     Cash overdraft  . . . . . . . . . . . . . . . . . . . .                -               3,761
     Accounts payable:
          Principally trade. . . . . . . . . . . . . . . . .           13,123              18,921
          Affiliates . . . . . . . . . . . . . . . . . . . .              740                   -
     Accrued expenses:
          Promotional . . . . . . . . . . . . . . . . . . . .          25,167              25,519
          Compensation and related items . . . . . . . . . .               86               1,175
          Taxes, principally excise taxes . . . . . . . . . .           7,904               7,006
          Estimated allowance for sales returns . . . . . . .           5,000               5,000
          Interest . . . . . . . . . . . . . . . . . . . . .            8,420               8,412
          Other . . . . . . . . . . . . . . . . . . . . . . .           6,289               5,728
                                                                     --------            --------

               Total current liabilities . . . . . . . . . .           99,666              75,572

Long-term debt, less current maturities . . . . . . . . . . .         144,708             173,251

Non-current employee benefits and other liabilities . . . . .          18,010              19,197

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):
     Redeemable preferred stock (par value $1.00 per share;
          authorized 1,000 shares; no shares issued and out-
          standing)
     Common stock (par value $0.10 per share; authorized
          2,000 shares; issued and outstanding 1,000 shares)
          and contributed capital . . . . . . . . . . . . . .          53,240              53,240
     Accumulated deficit. . . . . . . . . . . . . . . . . . .        (210,551)           (207,946)
                                                                     --------            --------

               Total stockholder's equity (deficit) . . . . .        (157,311)           (154,706)
                                                                     --------            --------

               Total liabilities and stockholder's equity
                   (deficit)  . . . . . . . . . . . . . . . .        $105,073            $113,314
                                                                     ========            ========


                  The accompanying notes are an integral part
                         of these financial statements.

                              LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                         -----------------------       -----------------------
                                                          1996           1995            1996          1995
                                                         --------       --------       --------       --------
Net sales*.  . . . . . . . . . . . . . . . . . . . .     $113,286       $120,809       $191,774       $214,569

Cost of sales* . . . . . . . . . . . . . . . . . . .       52,533         56,729         88,825        102,083
                                                         --------       --------       --------       --------

          Gross profit . . . . . . . . . . . . . . .       60,753         64,080        102,949        112,486

Selling, general and administrative expenses. . . .        55,285         57,446         97,403        100,639
Restructuring expense . . . . . . . . . . . . . . .             -          1,041              -          1,041
                                                         --------       --------       --------       --------

          Operating income . . . . . . . . . . . . .        5,468          5,593          5,546         10,806

Other income (expense):
     Interest expense. . . . . . . . . . . . . . . .       (5,993)        (5,951)       (11,849)       (11,802)
     Miscellaneous, net.  . . . . . . . . . . . . .         3,710            291          3,698            (42)
                                                         --------       --------       --------       --------

          Income (loss) before income taxes . . . .         3,185            (67)        (2,605)        (1,038)

Income tax provision (benefit)  . . . . . . . . . .             -             60              -           (279)
                                                         --------       --------       --------       --------

          Net income (loss)  . . . . . . . . . . . .     $  3,185       $   (127)      $ (2,605)      $   (759)
                                                         ========       =========      ========       ========


*Net sales and cost of sales include federal excise taxes of $29,487, $33,203, $50,684 and $59,595, respectively.



                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      --------------------------
                                                                                          1996          1995
                                                                                      -----------    -----------
Cash flows from operating activities:
     Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (2,605)        $   (759)
     Adjustments to reconcile net loss to net cash provided by  (used in)
            operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .      4,013            4,033
          Gain on sale of property, plant and equipment . . . . . . . . . . . . . .     (3,698)            (285)
     Changes in assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . . . .  . . . . . . . . . .       2,250           13,735
          Inventories  . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . .      5,399             (225)
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,043)              42
          Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         177          (11,553)
          Non-current employee benefits  . . . . . . . . . . . . . . . . . . . . .        (371)             (97)
          Other, net . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .       (882)            (415)
                                                                                      --------        ---------

               Net cash provided by (used in) operating activities  . . . . . . . .       (760)           4,476
                                                                                      --------        ---------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment . . . . . . . . . . . . .       4,415              417
     Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,484)            (528)
     Acquisition of business from indirect parent . . . . . . . . . . . . . . . . .          -             (800)
                                                                                      --------        ---------

               Net cash provided by (used in) investing activities . . . . . . . .       1,931             (911)
                                                                                      --------        ---------
Cash flows from financing activities:
     Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       (127)            (458)
     Net borrowings (repayments) under revolving credit facility . . . . . . . . .       4,369           (2,318)
     Decrease in cash overdraft . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,761)            (789)
                                                                                      --------        ---------

               Net cash provided by (used in) financing activities  . . . . . . . .        481           (3,565)
                                                                                      --------        ---------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .      1,652                -

Cash and cash equivalents:
    Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                -
                                                                                      --------        ---------

    End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,652        $       -
                                                                                      ========        =========
Supplemental cash flow information:
    Cash payments (refunds) during the period for:
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11,584         $ 11,334
       Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     75         $     (8)



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

         The consolidated financial statements included herein are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. The December 31, 1995 balance sheet has been derived from audited financial statements. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation with no effect on previously reported net income (loss) or stockholder's equity (deficit). These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K (Commission File No. 33-75224) as filed with the Securities and Exchange Commission on April 16, 1996. The results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $157,311 as of June 30, 1996 and is highly leveraged.
Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants and if the lenders were to exercise acceleration rights under the revolving credit facility or senior secured notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements.


2.       Estimates and Assumptions

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.


3.       Per Share Data

         All of the Company's common shares (1,000 shares, issued and outstanding for all periods presented herein) are owned by BGLS. Accordingly, earnings and dividends per share data are not presented in these consolidated financial statements.


4.       Assets Under Agreements for Sale

         On April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty in Durham, NC, for a sale price of $2,200. While the agreement provides for the closing to occur on or before September 30, 1996, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit of $22 and not close. The net book value of those assets ($322) for which the agreement was signed have been classified as current assets on the Company's Consolidated Balance Sheet as of June 30, 1996.

         On April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty in Durham, NC, for a sale price of $4,300. The net book value of those assets ($713) for which the agreement was signed have been classified as current assets on the Company's Consolidated Balance Sheet as of December 31, 1995. The transaction closed on May 14, 1996, at which time a gain of approximately $3,600 was recognized.


5.       Inventories

         Inventories consist of the following:

                                                                    June 30,            December 31,
                                                                      1996                 1995
                                                                    --------            ------------
         Finished goods ......................................      $18,987                $18,240
         Work-in-process......................................        3,320                  3,331
         Raw materials........................................       21,218                 24,946
         Replacement parts and supplies.......................        3,871                  3,926
                                                                    -------                -------

         Inventories at current cost..........................       47,396                 50,443

         LIFO adjustment......................................        1,547                  3,899
                                                                    -------                -------

         Inventories at LIFO cost.............................      $48,943                $54,342
                                                                    =======                =======

         The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $31,200 at June 30, 1996.

6.       Property, Plant and Equipment

         Property, plant and equipment consist of the following:

                                                                    June 30,          December 31,
                                                                      1996                1995
                                                                  ----------         -------------
         Land and improvements ..............................       $   455             $   542
         Buildings...........................................         5,848               6,011
         Machinery and equipment ............................        40,262              38,344
                                                                    -------             -------

         Property, plant and equipment.......................        46,565              44,897

         Less accumulated depreciation.......................       (27,964)            (26,545)
                                                                    -------             -------

         Property, plant and equipment, net..................       $18,601             $18,352
                                                                    =======             =======


7.       Long-Term Debt

         Long-term debt consists of the following:

                                                                    June 30,          December 31,
                                                                      1996                1995
                                                                    --------          ------------
         11.5% Senior Secured Notes due February 1, 1999, net
              of unamortized discount of $525 and $627,
              respectively . . . . . . . . . . . . . . . . . .       $119,587            $119,485
         Variable Rate Series C Senior Secured Notes due
              February 1, 1999 . . . . . . . . . . . . . . . .         32,279              32,279
         Borrowings outstanding under revolving credit
              facility . . . . . . . . . . . . . . . . . . . .         25,386              21,017
         Other . . . . . . . . . . . . . . . . . . . . . . . .            393                 520
                                                                     --------            --------

                                                                      177,645             173,301

         Current portion . . . . . . . . . . . . . . . . . . .        (32,937)                (50)
                                                                     --------            --------

         Amount due after one year  . . . . . . . . . . . . .        $144,708            $173,251
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

         On January 31, 1994, the Company issued $22,500 of Variable Rate Series C Senior Secured Notes (the "Series C Notes"). The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes initially bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. The Company had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Series C Notes to be issued under the Series C Note indenture. In connection with the consents, holders of Series B Notes received Series C Notes totaling two percent of their current Series B Notes holdings. The total principal amount of such Series C Notes issued was $2,842. On November 20, 1994, the Company issued the remaining $7,508 of Series C Notes in exchange for an equal amount of Series B Notes and cash of $375. The Series B Notes so exchanged were credited against the mandatory redemption requirements for February 1, 1995.

         BGLS purchased $4,500 of the Series C Notes which were subsequently sold.

         Revolving Credit Facility

         On March 8, 1994, Liggett entered into a revolving credit facility ("the Facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $15,040 based upon eligible collateral at June 30, 1996. The Facility expires on March 8, 1997 and is collateralized by all inventories and receivables of the Company. Borrowings under the Facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.25% at June 30, 1996. The Facility contains certain financial covenants similar to those contained in the Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.
In addition, the Facility imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $175,000) and working capital (not to fall below a deficit of $35,000).


8.       Commitments and Contingencies

         Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against BGL in its former name or in its present name or against Liggett), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. The Company has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, certain of which have occurred, without notice, and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. Liggett expects that the level of financial and other assistance which it may receive, if any, will be clarified over the ensuing months. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants, and no plaintiff has ultimately prevailed in trial for recovery of damages in any such action.

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

         On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alone alleging as injury lung cancer. Fact discovery closed on August 31, 1995; expert discovery continues. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiffs' fraud and breach of warranty claims on statute of limitations grounds, but allowed plaintiffs' personal injury claims to survive. In the same order, the District Court vacated the Magistrate's March 19, 1996 order compelling Liggett to produce certain Council for Tobacco Research ("CTR") documents with respect to which Liggett had asserted various privilege claims, and allowed the other cigarette manufacturers and the CTR to intervene in order to assert their interests and privileges with respect to the same documents. The Court also ordered the Magistrate to reconsider his March 19, 1996 order and the effect of the District Court's summary judgment order. Oral argument concerning the relevancy of the CTR documents in light of the District Court's summary judgment order was conducted on August 8, 1996. The Magistrate's ruling on this matter is pending.

         On May 11, 1993, in the case entitled Wilks v. The American Tobacco Company, No. 91-12, 355, Circuit Court of Washington County, State of Mississippi (a case in which Liggett was not a defendant), the trial court granted plaintiffs' motion to impose absolute liability on defendants for the manufacture and sale of cigarettes and struck defendants' affirmative defenses of assumption of risk and comparative fault/contributory negligence. The trial court ruled that the only issues to be tried in the case were causation and damages. No other court has ever imposed absolute liability on a manufacturer of cigarettes. After trial, the jury returned a verdict for defendants, finding no liability. The Company is or has been a defendant in other cases in Mississippi and it cannot be stated that other courts will not apply the Wilks ruling as to absolute liability.

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

         On October 31, 1991, an action entitled Broin, et al. v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants appealed this ruling and on January 3, 1996, the Third District Court of Appeal in Florida ("Third DCA") affirmed the class certification order. On May 8, 1996, the Third DCA denied defendants' rehearing request. On June 5, 1996, the Third DCA denied defendants' petition for a stay of its order upholding class certification, but granted defendants' motion for a stay of class notice.

         On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company, et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and residents of the United States who claim to be addicted to tobacco products and survivors who claim their decedents were addicted. The complaint is based upon the claim that defendants manipulated the nicotine levels in their tobacco products with the intent to addict plaintiffs and the class members. The complaint also alleges causes of action sounding in fraud, deceit, negligent misrepresentation, breach of express and implied warranty, strict liability and violation of consumer protection statutes. Plaintiffs seek compensatory and punitive damages and equitable relief, including disgorgement of profits from the sale of cigarettes and creation of a fund to monitor the health of class members and to pay for medical expenses allegedly caused by defendants, attorneys' fees and costs. On February 17, 1995, the District Court issued an Order that granted in part plaintiffs' motion for class certification. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the District Court's order certifying the nationwide class action, and instructed the District Court to dismiss the class complaint.

        On May 5, 1994, an action entitled Engle, et al. v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages, together with equitable relief including but not limited to a medical fund for future health care costs, attorney's fees and costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants appealed this ruling. On January 31, 1996, the Third DCA affirmed the ruling of the trial court certifying the action as a class action, but modified the trial court ruling to limit the class to Florida citizens and residents. On May 8, 1996, the Third DCA denied defendants' rehearing request. On June 5, 1996, the Third DCA denied defendants' petition for a stay of its order upholding class certification, but granted defendants' motion for a stay of class notice.

        On May 6, 1996 an action entitled Norton, et al. v. RJR Nabisco Holdings Corp., et al., Madison County, Indiana Superior Court, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Indiana who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages, together with equitable relief including but not limited to a medical fund for future health care costs, attorney's fees and costs. On June 3, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the Southern District of Indiana.

        On May 29, 1996 an action entitled Richardson, et al. v. Philip Morris Inc., et al., Circuit Court for Baltimore City, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Maryland who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages, together with equitable relief including but not limited to a medical fund for future health care costs, attorney's fees and costs. On June 27, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the District of Maryland.

        On March 12, 1996, BGL and Liggett entered into an agreement to settle the Castano class action tobacco litigation. The settlement undertakes to release BGL and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by a narrower statewide class in the Engle class action pending in Florida state court. The settlement is subject to and conditioned upon the approval of United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain of the terms of the settlement are summarized below.

        Under the settlement, the Castano class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the Castano Plaintiffs Legal Committee. Settlement funds received by the class would be used to pay half the cost of smoking-cessation programs for eligible class members. While neither consenting to Food and Drug Administration (the "FDA") jurisdiction nor waiving their objections thereto, BGL and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

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

        On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion seeking preliminary approval of the Castano settlement. Non-settling defendants filed a motion to stay consideration of the Castano settlement pending the outcome of the appeal of the District Court's trial class certification order. Non-settling defendants' motion is scheduled to be heard on September 11, 1996. The motion for preliminary approval of the Castano settlement is scheduled to be heard on September 25, 1996.

        On March 14, 1996, BGL and the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval of the Castano settlement or, if earlier, the completion of a combination by BGL or Liggett with certain defendants or an affiliate thereof in Castano, the Castano plaintiffs agree not to enter into any settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs enter into any such settlement during this period, they shall pay BGL $250,000 within thirty days of the more favorable agreement and offer BGL and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If BGL or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

        An action entitled Yvonne Rogers v. Liggett Group Inc., et al., Superior Court, Marion County, Indiana, was filed by the plaintiff on March 27, 1987 against Liggett and others. The plaintiff seeks compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial commenced on August 5, 1996.

        On May 23, 1994, an action entitled Mike Moore, Attorney General, ex rel. State of Mississippi v. The American Tobacco Company, et al., Chancery Court for the County of Jackson, State of Mississippi, was filed against Liggett and others. The State of Mississippi seeks restitution and indemnity for medical payments and expenses made or incurred by it on behalf of welfare patients for tobacco related illnesses. Similar actions (although not identical) have been filed by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield), the State of West Virginia, the Commonwealth of Massachusetts, the State of Louisiana, the State of Texas, the State of Washington, the State of Maryland, the State of Connecticut and the City and County of San Francisco. In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and market price of tobacco products and an alleged consumer protection claim. In a subsequent ruling, the trial court adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state for such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

         On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and in the State of Texas seeking declaratory relief to the effect that the commencement of any such litigation (as had been filed by Mississippi, West Virginia and Minnesota and now by Massachusetts, Louisiana and Texas) seeking to recover Medicaid expenses against the manufacturers by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

         The State of Florida enacted legislation effective July 1, 1994 allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but no limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). Liggett, after initial litigation, entered into a settlement of this controversy with the State of Florida, the terms of which are described below.

         The Commonwealth of Massachusetts has enacted legislation authorizing lawsuits similar to the suits filed by the States of Mississippi, Minnesota, West Virginia, Louisiana and Texas. Aside from the Florida and Massachusetts statutes, legislation authorizing the state to sue a company or individual to recover the costs incurred by the state to provide health care to persons allegedly injured by the company or individual also has been introduced in a number of other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

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

         Under the settlement, the states share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by BGL or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if BGL or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement. At December 31, 1995, the Company accrued approximately $4,000 for the present value of the fixed payments under the Attorneys General settlement.

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

         Currently in addition to the above, approximately 125 product liability lawsuits, which have been filed in various jurisdictions, are pending and active in which Liggett is a defendant. Of these, approximately 90 are pending in the State of Florida. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. Of the pending product liability lawsuits, the next case scheduled for trial against Liggett is James T. Clark v. Liggett Group, Inc. This matter is scheduled for trial in October 1996.

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

         A grand jury investigation presently is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. The Company was a sponsor of The Council for Tobacco Research - USA, Inc. at one time. The Company is unable at this time to predict the outcome of this investigation.

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

         In March and April 1994, the Health and the Environmental Subcommittee of the Energy and Commerce Committee of the House of Representatives held hearings regarding nicotine in cigarettes. On March 25, 1994, Commissioner David A. Kessler of the FDA gave testimony as to the potential regulation of nicotine under the Food, Drug and Cosmetic Act, and the potential for jurisdiction over the regulation of cigarettes to be accorded to the FDA. In response to Commissioner Kessler's allegations about manipulation of nicotine by cigarette manufacturers, the chief executive of each of the major cigarette manufacturers, including Liggett, testified before the subcommittee on April 14, 1994, denying Commissioner Kessler's claims. An FDA advisory panel has stated that it believes nicotine is addictive. On August 10, 1995, the FDA filed in the Federal Register a Notice of Proposed Rule-Making (the "Proposed Rule-Making") which would classify tobacco as a drug, assert jurisdiction by the FDA over the manufacture and marketing of tobacco products and impose restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Liggett and the other major manufacturers in the industry responded by filing a civil action in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction. In addition thereto, Liggett and the other four major cigarette manufacturers, as well as others, have filed comments in opposition to the Proposed Rule-Making. Management is unable to predict whether such a classification will be made. Management is also unable to predict the effects of such a classification, were it to occur, or of such regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

        On March 12, 1996, Liggett, together with BGL, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with BGL, entered into an agreement with the Attorneys General of the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts and the State of Louisiana to settle certain actions brought against Liggett by such states. In these two settlements, Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the Proposed Rule-Making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Attorneys General settlements above.

        The Omnibus Budget Reconciliation Act of 1993 ("OBRA") required each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a "marketing assessment" based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. OBRA was repealed retroactively (as of December 31, 1994), coincident in time with the issuance of a Presidential proclamation, effective September 13, 1995, imposing tariffs on imported tobacco in excess of certain quotas.

        The USDA has informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement for 1994 and therefore is subject to a marketing assessment of approximately $5,500. At December 31, 1995, the Company accrued approximately $4,900 representing the present value of its obligation for the USDA marketing assessment. The charge was included as a component of cost of sales in 1995. Liggett has agreed to pay this assessment in quarterly installments with interest over a five year period. Under certain circumstances, payment can be accelerated. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, the Company was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

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

        On February 20, 1996, the United States Trade Representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on the Company. The Company believes it is unlikely that an end-user licensing system will be adopted, although no assurances can be given that an end-user licensing system will not be adopted.

         In September 1991, the Occupational Safety and Health Administration ("OSHA") issued a Request for Information relating to indoor air quality, including environmental tobacco smoke ("ETS"), in occupational settings. OSHA announced in March 1994 that it would commence formal rulemaking during the year. Hearings were completed during 1995 but it is not anticipated that any regulation will issue prior to the end of 1996. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

         In January 1993, the United States Environmental Protection Agency (the "EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults, and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

         The Company has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. The Company's current operations are conducted in accordance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

         On March 15, 1996, an action entitled Spencer J. Volk v. Liggett Group Inc. was filed in the United States District Court for the Southern District of New York, Case No. 96-CIV-1921, wherein the plaintiff, who was formerly employed as Liggett's President and Chief Executive officer, seeks recovery of certain monies allegedly owing by Liggett to him for long-term incentive compensation. Liggett's motion to dismiss the complaint is currently pending, and the Court has stayed discovery until a hearing on Liggett's motion.

         There are several other proceedings, lawsuits and claims pending against Liggett unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations or cash flows.


9.       Related Party Transactions

         Since October 1990, Liggett has provided certain administrative and technical support to Liggett-Ducat Ltd. ("LDL"), a Russian cigarette producer which is majority owned by an affiliate and of which Rouben Chakalian, a director of Liggett, serves as a director, in exchange for which LDL provides assistance to Liggett in its pursuit of selling cigarettes in the Russian Republic. The expenses associated with Liggett's activities amounted to $2, $82, $4 and $108 for the three and six months ended June 30, 1996 and 1995,
respectively.   (See Note 11.)

         Liggett is a party to a Tax-Sharing Agreement, dated June 29, 1990 with BGL and certain other entities, pursuant to which Liggett has paid taxes to BGL as if it were filing a separate company tax return, except that the agreement effectively limits the ability of Liggett to carry back losses for refunds. Liggett is entitled to recoup overpayments in a given year out of future payments due under the agreement.

         Liggett is a party to an agreement dated February 26, 1991, as amended October 1, 1995, with BGL, to provide various management and administrative services to the Company in consideration for an annual management fee of $900 paid in monthly installments and annual overhead reimbursements of $864 paid in quarterly installments. The expenses associated with Liggett's activities amounted to $441, $441, $882 and $882 for the three and six months ended June, 1996 and 1995, respectively.

         Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS provides corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $790, $752, $1,580 and $1,505 for the three and six months ended June 30, 1996 and 1995, respectively. This fee is in addition to the management fee and overhead reimbursements described above.

         Since April 1994, the Company has leased equipment from BGLS for $50 per month.

         Accounts receivable from affiliates relate principally to advances for expenses paid by Liggett on behalf of its affiliates. The Company received payment of $1,200 in July 1996.

         Accounts payable to affiliates relate principally to payments for expenses paid by affiliates on behalf of Liggett and overhead reimbursements due BGL. Liggett expects to pay these in the near term.

         The Company acquired Carolina Tobacco Express Company ("CTEC") from its indirect parent during 1995 for $800. The excess of cost over carrying amount of net assets acquired has been charged to stockholder's equity (deficit). The effect of the accounting treatment presents the investment in CTEC at carryover basis.


10.      Restructuring Charges

         During the first half of 1995, Liggett, in an effort to reduce costs, offered voluntary retirement programs to eligible employees, among other things, and reduced the Company's headcount by approximately 111 positions. In connection therewith, the Company recorded a $1,662 restructuring charge to operations ($621 of which was included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees.


11.      Subsequent Events

         On July 5, 1996, Liggett purchased from Brooke (Overseas) Ltd. ("BOL"), an indirect subsidiary of BGL, 140,000 shares (approximately 20%) of LDL for $2,100. LDL, one of Russia's leading cigarette producers since 1892, manufactured and marketed 10.4 billion cigarettes in 1995. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price, up to 292,407 additional shares of LDL, thereby entitling Liggett to increase its interest in LDL to approximately 62%. The option fee would be credited against the purchase price. In addition, Liggett has the right on or before June 30, 1997 to acquire from BOL for $2,200 another ten-year option on the same terms to purchase the remaining 27% of the shares of LDL owned by BOL.

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                      June 30,            December 31,
                                                                        1996                  1995
                                                                    ------------          ------------
                                    ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $         8          $         8

Office equipment  . . . . . . . . . . . . . . . . . . . . . .                 2                    2

Trademarks, at cost, less accumulated amortization of
     $16,443 and $15,593, respectively  . . . . . . . . . . .              3,970               4,820
                                                                    ------------         -----------

               Total assets   . . . . . . . . . . . . . . . .       $      3,980         $     4,830
                                                                    ============         ===========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Federal income taxes currently payable to parent  . . . . . .       $        136         $       164

Dividends payable  . . . . . . . . . . . . . . . . . . . . .               2,863               2,536

Deferred income taxes  . . . . . . . . . . . . . . . . . . .               1,389               1,687
                                                                    ------------         -----------

               Total liabilities. . . . . . . . . . . . . . .              4,388               4,387
                                                                    ------------         -----------

Stockholder's equity (deficit):
     Common stock (par value $1.00 per share; authorized,
          issued and outstanding 100 shares) and contributed
          capital  . . . . . . . . . . . . . . . . . . . . .              46,824              47,653

     Receivables from parent:
          Note receivable - interest at 14%, due no sooner
               than February 1, 1999  . . . . . . . . . . . .            (44,520)            (44,520)

          Other  . . . . . . . . . . . . . . . . . . . . . .              (2,712)             (2,690)
                                                                    ------------         -----------

               Total stockholder's equity (deficit) . . . . .               (408)                443
                                                                    ------------         -----------

               Total liabilities and stockholder's equity
                   (deficit)  . . . . . . . . . . . . . . . .       $      3,980         $     4,830
                                                                    ============         ===========



                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                         ----------------------          ---------------------
                                                           1996           1995            1996           1995
                                                         -------         ------          ------         ------
Revenues:
     Royalties - parent . . . . . . . . . . . .          $2,437           $2,753         $4,150         $4,939
     Interest - parent . . . . . . . . . . . .            1,577            1,577          3,153          3,153
                                                         ------           ------         ------         ------
                                                          4,014            4,330          7,303          8,092
Expenses:
     Amortization of trademarks . . . . . . . .             425              425            851            851
     Miscellaneous, net . . . . . . . . . . . .              35               38             58             58
                                                         ------           ------         ------         ------

          Income before income taxes . . . . .            3,554            3,867          6,394          7,183

Income tax provision . . . . . . . . . . . . .            1,244            1,353          2,238          2,514
                                                         ------           ------         ------         ------

          Net income . . . . . . . . . . . . .           $2,310           $2,514         $4,156         $4,669
                                                         ======           ======         ======         ======



                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                       1996           1995
                                                                                                      ------         ------
Cash flows from operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $4,156         $4,669
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .                     851            851
          Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                    (298)          (298)
     Changes in assets and liabilities:
          Federal income taxes currently payable . . . . . . . . . . . . . . . . . .                     (29)           187
          Dividends payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       -             40
                                                                                                      ------         ------

               Net cash provided by operating activities . . . . . . . . . . . . . .                   4,680          5,449
                                                                                                      ------         ------

Cash flows from financing activities:
     Dividends/capital distributions . . . . . . . . . . . . . . . . . . . . . . . .                  (4,658)        (5,222)
     Increase in due from parent . . . . . . . . . . . . . . . . . . . . . . . . . .                     (22)         1,352
                                                                                                      ------         ------

               Net cash used in financing activities . . . . . . . . . . . . . . . .                  (4,680)        (3,870)
                                                                                                      ------         ------

Net increase (decrease) in cash  . . . . . . . . . . . . . . . . . . . . . . . . . .                       -          1,579

Cash:
     Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       8              2
                                                                                                      ------         ------

     End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $    8         $1,581
                                                                                                      ======         ======
Supplemental cash flow information:
     Payments of income taxes through receivable from parent . . . . . . . . . . . .                  $2,314         $2,625
     Dividends/capital distributions declared but not paid . . . . . . . . . . . . .                  $2,176              -




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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $157,311 as of June 30, 1996 and is highly leveraged.
Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and anticipated increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants and if the lenders were to exercise acceleration rights under the revolving credit facility or senior secured notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements.


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

Legislation and Litigation

         The cigarette industry continues to be challenged on numerous fronts. Several federal administrative bodies, including the United States Environmental Protection Agency and the Food and Drug Administration, have issued reports or commenced regulatory proceedings which have had or could have an adverse effect on Liggett and the cigarette industry as a whole. The rate of filings of individual product liability cases has increased, and the Company's risk attendant thereto has correspondingly increased. Several purported class actions have been commenced against Liggett and other companies in the industry, one of which actions Liggett has settled. A number of states' Attorneys General have commenced litigation against the industry asserting numerous different theories of liability, five of which actions Liggett has settled. The various companies in the industry are actively engaged in defending against and responding to these initiatives. The Company is not able to evaluate the effect of these developing matters, but it is possible that the Company's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation and regulatory proceedings. For a description of pending litigation and regulatory proceedings, see Note 8 to the Company's consolidated financial statements.

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

         Under the Castano settlement, the Castano class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the Castano Plaintiffs Legal Committee.

         Under the Attorneys General settlement, the states share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation). In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if BGL or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

         At December 31, 1995, the Company accrued approximately $4,000 for the present value of the fixed payments under the Attorneys General settlement.
The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments, will be expensed when known.

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


RESULTS OF OPERATIONS

1995 Restructuring

         During the first half of 1995, the Company reduced its headcount by approximately 111 positions and recorded a $1,662 restructuring charge to operations ($621 of which was included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the 1995 restructuring ($2,548 for the year ended December 31,

1995) relate primarily to reduced payroll and benefits expenses in future periods which Management currently estimates at approximately $6,700 on an annualized basis, although there can be no assurance such savings can be realized. All of the restructuring recorded in 1995 was fully funded by June 30, 1996.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Net sales were $113,286 for the three months ended June 30, 1996 compared to $120,809 for the same period in 1995. This 6.2% decrease in revenues was due primarily to a 11.6% decline in unit sales volume, partially offset by the effects of recent list price increases (see "- Recent Developments in the Cigarette Industry - Pricing Activity"). The decline in unit sales volume was comprised of declines within the premium segment of 4.4% and discount segment (which includes generic, control label and branded discount products) of 13.9%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. Further, the Company experienced a significant increase in volume at the end of the quarter, in part due to ongoing trade programs based on quarterly volume targets and in part due to consumer promotional programs consisting of coupons and variable price reductions.

         Gross profit was $60,753 for the three months ended June 30, 1996, a decrease of $3,327 from $64,080 for the same period in 1995, due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit decreased to 72.5% for the three months ended June 30, 1996 compared to 73.1% for the same period in 1995. This decrease is the result of increased tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by recent list price increases.

         Operating income decreased to $5,468 for the three months ended June 30, 1996 from $5,593 for the same period in 1995, due primarily to the decrease in gross profit discussed above. The negative effects on operating income were partially offset by reduced spending on promotional programs and reduced administrative expenses resulting from the 1995 restructuring discussed above.

         Net interest expense was $5,993 for the three months ended June 30, 1996 compared to $5,951 for the same period in 1995. This increase was due to interest accrued on the USDA marketing assessment and Attorneys General settlement, partially offset by the redemption of $7,000 Series B Notes in December 1995.

         Net income amounted to $3,185 for the three months ended June 30, 1996 compared to a net loss of $127 for the same period in 1995. This increase was primarily the result of the gain on the sale of surplus realty to the County of Durham (see "- Capital Resources and Liquidity").

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Net sales were $191,774 for the six months ended June 30, 1996 compared to $214,569 for the same period in 1995. This 10.6% decrease in revenues was due primarily to a 15.4% decline in unit sales volume, partially offset by effects of recent list price increases. The decline in unit sales volume was comprised of declines within the premium segment of 9.9% and discount segment of 17.0%. The decline in premium and discount unit sales volume was due to aggressive trade programs offered by the Company at the end of the fourth quarter of 1995 and certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

          Gross profit was $102,949 for the six months ended June 30, 1996, a decrease of $9,537 from $112,486 for the same period in 1995, due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit increased to 73.0% for the six months ended June 30, 1996 compared to 72.6% for the same period in 1995. This increase is a result of recent list price increases and restructuring charges incurred in 1995 with no similar charges in 1996, partially offset by the increased tobacco costs discussed above.

         Operating income decreased to $5,546 for the six months ended June 30, 1996 from $10,806 for the same period in 1995, due primarily to the decrease in gross profit discussed above. The negative effects on operating income were partially offset by reduced administrative expenses resulting from the 1995 restructuring discussed above and reduced legal expenses due to the financial assistance Liggett has been receiving from others in the industry in defraying the costs incurred in the defense of smoking and health litigation (see "- Capital Resources and Liquidity").

         Net interest expense was $11,849 for the six months ended June 30, 1996 compared to $11,802 for the same period in 1995. This increase was due to interest accrued on the USDA marketing assessment and Attorneys General settlement, along with the higher reset interest rate on the Series C Notes which was reset from 16.5% to 19.75% on February 1, 1995, partially offset by the redemption of $7,000 Series B Notes in December 1995.

         Net loss amounted to $2,605 for the six months ended June 30, 1996 compared to $759 for the same period in 1995. This decrease was primarily the result of the same factors affecting operating income discussed above, partially offset by the gain of approximately $3,600 on the sale of surplus realty to the County of Durham.

CAPITAL RESOURCES AND LIQUIDITY

         Cash used in operations was $760 for the six months ended June 30, 1996 compared to cash provided by operations of $4,476 for the same period in 1995. This decrease was due primarily to the decline in net sales (see "- Results of Operations"), along with decreased promotional accruals and trade payables. The negative effects on cash flows from operations were partially offset by decreased inventories, savings resulting from the 1995 restructuring discussed above and reduced legal fees.

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

         Management believes that cash flows from operations and the Company's revolving credit facility ("the Facility") will continue to meet its liquidity requirements for the twelve months ending June 30, 1997. Management believes that the positive effects on cash flow from operations resulting from the April 1996 price increase, estimated at approximately $7,100 on an annual basis, and the estimated savings resulting from the Company's 1995 restructuring, estimated at approximately $6,700 on an annual basis, will enable the Company to meet its estimated interest expense of approximately $23,700 annually, the sinking fund payment of $7,500 on the Notes due February 1, 1997, budgeted capital expenditures of approximately $2,500 and payments of $1,400 on the USDA marketing assessment. However, there can be no assurance that such anticipated increases in cash flow will materialize as there are a number of factors including increased tobacco costs, litigation expenses and payments based on future income to which the Company is committed under the Castano and Attorneys General settlement agreements, the amounts of which are unknown. Further, the Facility was reclassified to short-term debt because the Facility becomes due in March of 1997 thereby creating a working capital deficiency of approximately $22,000 at June 30, 1996. Management anticipates the Facility will be refinanced on substantially similar terms in March 1997, although there can be no assurance that this will be accomplished.

         Cash provided by investing activities was $1,931 for the six months ended June 30, 1996 compared to cash used in investing activities of $911 for the same period in 1995. On May 14, 1996 Liggett sold certain surplus realty in Durham, NC to the County of Durham for a sale price of $4,300. A gain of approximately $3,600 was recognized on this sale. Capital expenditures were approximately $2,484 for the six months ended June 30, 1996 compared to expenditures for the acquisition of Carolina Tobacco Express for $800 and capital expenditures of approximately $528 for the same period in 1995. The capital expenditures of both periods were principally to maintain production facilities and for operational efficiencies. Capital expenditures of approximately $1,100, primarily for equipment modernization, are forecasted for remainder of the year ending December 31, 1996. These expenditures are expected to be funded with cash flow from operations and borrowings under the revolving credit facility.

         On April 29, 1996, Liggett executed a definitive agreement with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty in Durham, NC, for a sale price of $2,200. While the agreement provides for the closing to occur on or before September 30, 1996, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit of $22 and not close.

         On July 5, 1996, Liggett purchased from Brooke (Overseas) Ltd. ("BOL"), an indirect subsidiary of BGL, 140,000 shares (approximately 20%) of Liggett-Ducat Ltd. ("LDL") for $2,100. LDL, one of Russia's leading cigarette producers since 1892, manufactured and marketed 10.4 billion cigarettes in 1995. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price, up to 292,407 additional shares of LDL, thereby entitling Liggett to increase its interest in LDL to approximately 62%. The option fee would be credited against the purchase price. The transactions are not expected to impact Liggett's cash flows from operations as the Company used the proceeds from the May 1996 sale of surplus realty to the County of Durham for approximately $4,300 and the payment of a receivable from New Valley Corporation, also an affiliate, of approximately $1,200, to fund the transactions. In addition, Liggett has the right on or before June 30, 1997 to acquire from BOL for $2,200 another ten-year option on the same terms to purchase the remaining 27% of the shares of LDL owned by BOL.

         Cash provided by financing activities for the six months ended June 30, 1996 was $481 compared to cash used in financing activities of $3,565 for the same period in 1995. This increase resulted primarily from increased borrowings under the revolving credit facility.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $15,040 based upon eligible collateral at June 30, 1996. The Facility expires on March 8, 1997 and is collateralized by all inventories and receivables of the Company.
Borrowings under the Facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.25% at June 30, 1996. The Facility contains certain financial covenants similar to those contained in the Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $175,000) and working capital (not to fall below a deficit of $35,000). At June 30, 1996, the Company was in compliance with all covenants under the Facility. Management anticipates the Facility will be refinanced with substantially similar terms in March 1997 although there can be no assurance that this will be accomplished.

         On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). From the proceeds of $148,244, net of an original issue discount, $144,054 was dividended to BGLS (which reduced stockholder's equity) and $4,190 was paid as financing fees. Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B

Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. The Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of the Company at any time on or after February 1, 1996. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At June 30, 1996, the Company was in compliance with all covenants under the Notes indentures.

         On January 31, 1994, the Company issued $22,500 of Variable Rate Series C Senior Secured Notes (the "Series C Notes"). Liggett received
$15,000 from the issuance in cash and received $7,500 in Series B Notes which were credited against the mandatory redemption requirements for February 1, 1994. The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes initially bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. The Company had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Series C Notes to be issued under the Series C
Note indenture. In connection with the consents, holders of Series B Notes received Series C Notes totaling two percent of their current Series B Notes holdings. The total principal amount of such Series C Notes issued was $2,842. On November 20, 1994, the Company issued the remaining $7,508 of Series C Notes in exchange for an equal amount of Series B Notes and cash of $375. The
Series B Notes so exchanged were credited against the mandatory redemption requirements for February 1, 1995.

         In December 1995, $7,000 of Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements for February 1, 1996. The transaction resulted in a net gain of $1,114. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 Series C Notes held in treasury. Management anticipates that the 1997 mandatory redemption will be funded by cash flows from operations and borrowings under the Facility. There are no definite plans as yet for funding the 1998 mandatory redemption requirement.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in this report and other filings with the Securities and Exchange Commission and in its reports to securityholders which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, decline in consumption, governmental and grand jury investigations and litigation. Furthermore, the Company is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. In addition, the Company has a high degree of leverage and substantial near term debt service requirements, as well as a net worth and a working capital deficiency, recent net losses, and is highly dependent upon the Facility. The Notes contain restrictions on the Company's ability to incur additional debt, grant liens, enter into any new agreements with affiliates and declare or pay cash dividends, among others. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          PART II  - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to information entitled "Commitments and Contingencies" in Note 8 to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a).  Exhibits

            27.1 Liggett Group Inc.'s Financial Data Schedule (for SEC use only)

            27.2  Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)

   (b).  Reports on Form 8-K

         The Company filed no reports on Form 8-K for the three months ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on August 13, 1996.



                                      LIGGETT GROUP INC.


                                      By:   /s/ Samuel M. Veasey
                                         ------------------------------
                                         Samuel M. Veasey
                                         Vice President, Chief Financial
                                             Officer and Treasurer
                                         (Principal Financial and Principal
                                             Accounting Officer)


                                      EVE HOLDINGS INC.

                                      By:  /s/ Joselynn D. Van Siclen
                                         ------------------------------
                                         Joselynn D. Van Siclen
                                         Director, Vice President and Treasurer
                                         (Principal Financial and Principal
                                             Accounting Officer)