Form 10-K405/A
period 1995-12-31
LIGGETT GROUP INC /DE/
filed 1996-08-22
CIK 887021

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    -------------

                        Commission File Number 33-75224

                               LIGGETT GROUP INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           56-1702115
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

700 WEST MAIN STREET, DURHAM, NORTH CAROLINA                    27702
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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates: (Not applicable; all voting stock of Liggett Group Inc. is owned by its indirect parent Brooke Group Ltd. and all voting stock of Eve Holdings Inc. is owned by its direct parent Liggett Group Inc.)

As of August 21, 1996, there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

Documents incorporated by reference: NONE

     Part II of the Annual Report on Form 10-K of Liggett Group Inc. ("Liggett") and Eve Holdings Inc. ("Eve") for the fiscal year ended December 31, 1995 is amended with respect to Item 8 as follows:

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements, Notes to Financial Statements and Reports of Independent Accountants for each of Liggett and Eve are set forth on pages 4 through 35 of this report.

                         INDEX TO FINANCIAL STATEMENTS







                                                                                                                         Page
                                                                                                                         ----
         LIGGETT GROUP INC.:

             Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4
             Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . .            5
             Consolidated Statements of Operations for the years ended December 31,
               1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7
             Consolidated Statements of Stockholder's Equity (Deficit) for the years
                ended December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . .  .            8
             Consolidated Statements of Cash Flows for the years ended December 31,
               1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .            9
             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  .           10

         EVE HOLDINGS INC.:

             Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           29
             Balance Sheets as of December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .           30
             Statements of Operations for the years ended December 31, 1995,
               1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31
             Statements of Stockholder's Equity (Deficit) for the years ended
               December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           32
             Statements of Cash Flows for the years ended December 31, 1995,
               1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           33
             Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           34

                           COOPERS & LYBRAND L.L.P.
                  150 Fayetteville Street Mall, Suite 2300
                              Raleigh, NC 27601




REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Liggett Group Inc.

We have audited the accompanying consolidated balance sheets of Liggett Group Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liggett Group Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, in 1993 the Company (1) changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 and (2) changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


                                          COOPERS & LYBRAND L.L.P.



Raleigh, North Carolina
March 1, 1996, except as to
the information presented in
Notes 6 and 17 for which the
date is April 9, 1996 and Note 12
for which the date is March 15, 1996

                              LIGGETT GROUP INC.

                         CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share amounts)


                                                                                                December 31,
                                                                                                ------------
                                                                                           1995              1994
                                     ASSETS                                                ----              ----

Current assets:
    Accounts receivable:
           Trade less allowances of $815 and $969, respectively . . . . . .              $ 22,279          $ 30,319
           Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,367             1,422
    Affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,105                70

    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                54,342            46,684

    Assets under agreement for sale  (Note 6) . . . . . . . . . . . . . . .                   713                 -

    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                 3,800             6,282

    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .                   990             2,907
                                                                                         --------          --------

           Total current assets . . . . . . . . . . . . . . . . . . . . . .                84,596            87,684

Property, plant and equipment, at cost, less accumulated
    depreciation of $26,545 and $24,177, respectively . . . . . . . . . . .                18,352            21,821

Intangible assets, at cost, less accumulated amortization
    of $15,661 and $13,936, respectively. . . . . . . . . . . . . . . . . .                 5,036             6,728

Other assets and deferred charges, at cost, less accumulated
    amortization of $5,440 and $3,434, respectively . . . . . . . . . . . .                 5,330             7,812
                                                                                         --------          --------

           Total assets   . . . . . . . . . . . . . . . . . . . . . . . . .              $113,314          $124,045
                                                                                         ========          ========






                                  (continued)

                               LIGGETT GROUP INC.

                (Dollars in thousands, except per share amounts)


                                                                                               December 31,
                                                                                               ------------
                                                                                          1995              1994
                                                                                          ----              ----
                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .              $     50        $  2,195
  Cash overdraft   . . . . . . . . . . . . . . . . . . . . . . . . . . .  .                 3,761           3,976
  Accounts payable, principally trade . . . . . . . . . . . . . . . . . . .                18,921          11,608
  Accrued expenses:
   Promotional . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .                25,519          29,853
   Compensation and related items  . . . . . . . . . . . . . . . . . . .  .                 1,175           3,388
   Taxes, principally excise taxes . . . . . . . . . . . . . . . . . . .  .                 7,006           8,326
   Estimated allowance for sales returns . . . . . . . . . . . . . . . .  .                 5,000           5,800
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .                 8,412           8,315
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .                 5,728           9,019
                                                                                         --------        --------

     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .                75,572          82,480

Long-term debt, less current maturities . . . . . . . . . . . . . . . . . .               173,251         184,166
Non-current employee benefits and other long-term liabilities . . . . . . .                19,197          11,862

Commitments and contingencies (Notes 5 and 12)

Stockholder's equity (deficit):
   Redeemable preferred stock (par value $1.00 per share;
    authorized 1,000 shares; no shares issued and out-
    standing)   (Note 14)
   Common stock (par value $0.10 per share; authorized
    2,000 shares; issued and outstanding 1,000 shares)
    and contributed capital . . . . . . . . . . . . . . . . . . . . . . . .                53,240          53,240
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .  .              (207,946)       (207,703)
                                                                                         --------        --------

     Total stockholder's equity (deficit) . . . . . . . . . . . . . . . . .              (154,706)       (154,463)
                                                                                         --------        --------

     Total liabilities and stockholder's equity (deficit) . . . . . . . . .              $113,314        $124,045
                                                                                         ========        ========

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)



                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                    1995               1994              1993
                                                                    ----               ----              ----
Net sales* . . . . . . . . . . . . . . . . . .  .                 $455,666           $465,676          $473,393
Cost of sales* . . . . . . . . . . . . . . . .  .                  212,314            222,774           217,248
                                                                  --------           --------          --------
      Gross profit . . . . . . . . . . . . . .  .                  243,352            242,902           256,145

Selling, general and administrative expenses. . .                  216,806            209,306           249,900
Restructuring expense . . . . . . . . . . . . . .                    1,927                  -             6,034
                                                                  --------           --------          --------
      Operating income . . . . . . . . . . . .  .                   24,619             33,596               211

Other income (expense):
  Interest income . . . . . . . . . . . . . . . .                        3                  -                19
  Interest expense  . . . . . . . . . . . . . . .                  (23,449)           (21,704)          (19,388)
  Miscellaneous, net  . . . . . . . . . . . . . .                    1,133               (458)              247
                                                                  --------           --------          --------
      Income (loss) before income taxes, extra-
        ordinary item and accounting changes .  .                    2,306             11,434           (18,911)

Income tax provision (benefit) . . . . . . . .  .                    1,751             (5,000)            5,200
                                                                  --------           --------          --------
      Income (loss) before extraordinary item
        and accounting changes . . . . . . . .  .                      555             16,434           (24,111)

Extraordinary gain (loss) from the early
  extinguishment of debt . . . . . . . . . . .  .                        -             (1,028)                -
                                                                  --------           --------          --------
      Income (loss) before cumulative effect
        of accounting changes . . . . . . . . . .                      555             15,406           (24,111)

Cumulative effect of accounting changes:
   Income taxes  . . . . . . . . . . . . . . .  .                        -                  -            (1,000)
   Retiree health and life (net of income
     taxes of $4,177) . . . . . . . . . . . . . .                        -                  -            (6,272)
                                                                  --------           --------          --------
      Net income (loss) . . . . . . . . . . . . .                 $    555           $ 15,406          $(31,383)
                                                                  ========           ========          ========

*Net sales and cost of sales include federal excise taxes of $123,420, $131,877 and $127,341 respectively.



                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in thousands)




                                                          Common          Retained                               Total
                                                        Stock and         Earnings                          Stockholder's
                                                       Contributed     (Accumulated        Translation         Equity
                                                         Capital          Deficit)         Adjustments        (Deficit)
                                                       -----------     -------------       -----------      -------------
Balance at December 31, 1992 . . . . . . . . . . .     $ 64,639          $(191,726)         $    (13)        $(127,100)

  Net (loss)  . . . . . . . . . . . . . . . . .  .            -            (31,383)                -           (31,383)
  Cumulative effect of modification of
    postretirement medical plan . . . . . . . . . .     (11,399)                 -                 -           (11,399)
  Translation adjustments  . . . . . . . . . . .  .           -                  -                10                10
                                                       --------          ---------          --------         ---------

Balance at December 31, 1993 . . . . . . . . . .  .      53,240           (223,109)               (3)         (169,872)

  Net income . . . . . . . . . . . . . . . . . .  .           -             15,406                 -            15,406
  Translation adjustments .  . . . . . . . . . .  .           -                  -                 3                 3
                                                       --------          ---------          --------         ---------

Balance at December 31, 1994 . . . . . . . . . .  .      53,240           (207,703)                -          (154,463)

  Net income . . . . . . . . . . . . . . . . . .  .           -                555                 -               555
  Excess of investment over cost basis of
    net assets acquired from indirect parent  . . .           -               (798)                -              (798)
                                                       --------          ---------          --------         ---------

Balance at December 31, 1995 . . . . . . . . . .  .    $ 53,240          $(207,946)         $      -         $(154,706)
                                                       ========          =========          ========         =========

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)





                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                              1995             1994            1993
                                                                              ----             ----            ----
Cash flows from operating activities:
  Net income  (loss) . . . . . . . . . . . . . . . . . . . . . . .  .       $    555         $ 15,406       $(31,383)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . .          7,972            8,310           8,440
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .          1,259           (5,781)          4,667
   (Gain) loss on sale of equipment . . . . . . . . . . . . . . . . .           (375)             114              40
   (Gain) on retirement of notes  . . . . . . . . . . . . . . . . . .         (1,273)            (375)              -
   Deferred finance charges and  debt discount
    written off . . . . . . . . . . . . . . . . . . . . . . . . . . .            160            1,404             346
  Changes in assets and liabilities:
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .          7,060           (3,381)          2,835
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,658)          (9,712)         14,803
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          7,313             (480)          6,971
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .        (10,638)         (10,474)          7,718
   Non-current employe e benefits and other liabilities . . . . . . .          7,335             (290)            463
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,877            1,492            (349)
                                                                            --------         --------       ---------
      Net cash provided by (used in) operating activities . . . . . .         13,587           (3,767)         14,551
                                                                            --------         --------       ---------
Cash flows from investing activities:
  Proceeds from sale of equipment  . . . . . . . . . . . . . . . .  .            570               78             218
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .         (1,104)          (1,036)           (427)
  Acquisition of business from indirect parent . . . . . . . . . .  .           (800)               -               -
                                                                            --------         --------       ---------
      Net cash used in investing activities . . . . . . . . . . . . .         (1,334)            (958)           (209)
                                                                            --------         --------       ---------
Cash flows from financing activities:
  Redemptions and repayments of long-term debt   . . . . . . . . .  .         (8,208)          (1,690)         (8,885)
  Issuance of Senior Secured Notes . . . . . . . . . . . . . . . .  .              -           15,000               -
  Net repayments under revolving credit facility  . . . . . . . . . .         (3,830)          (3,589)        (12,555)
  Proceeds from retirement of notes  . . . . . . . . . . . . . . .  .              -              375               -
  Deferred finance charges  . . . . . . . . . . . . . . . . . . . . .              -           (2,705)           (520)
  Cumulative translation adjustment . . . . . . . . . . . . . . . . .              -                3              10
  Changes in advances to affiliate . . . . . . . . . . . . . . . .  .              -           (4,000)          5,079
  Increase (decrease) in cash overdraft. . . . . . . . . . . . . .  .           (215)           1,331           2,529
                                                                            --------         --------       ---------
      Net cash provided by (used in) financing activities . . . . . .        (12,253)           4,725         (14,342)
                                                                            --------         --------       ---------
Net change in cash and cash equivalents  . . . . . . . . . . . . .  .              -                -               -
Cash and cash equivalents:
  Beginning of period . . . . . . . . . . . . . . . . . . . . . . . .              -                -               -
                                                                            --------         --------       ---------
  End of Period  . . . . . . . . . . . . . . . . . . . . . . . . .  .       $      -         $      -       $       -
                                                                            ========         ========       =========
Supplemental cash flow information:
  Cash payments during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 23,196         $ 20,287       $  19,547
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .  .       $    130         $    123       $   1,591

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                   Notes to Consolidated Financial Statements

                (Dollars in thousands, except per share amounts)


1. Basis of Presentation

     Liggett Group Inc. ("Liggett" or the "Company") is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke Group
Ltd. ("BGL").   Liggett is engaged primarily in the manufacture and sale of
cigarettes, principally in the United States.   Certain management and
administrative functions are performed by affiliates  (see Note 13).


2. Summary of Significant Accounting Policies

a. Principles of Consolidation

     The consolidated financial statements include the accounts of Liggett and its wholly-owned subsidiaries, Eve Holdings Inc. ("Eve"), Cigarette Exporting Company of America Ltd. ("CECOA") and Carolina Tobacco Express Company ("CTEC"). Intercompany accounts and transactions have been eliminated.

b. Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1995 and 1994 and the reported amounts of revenues and expenses during the three year period ended December 31, 1995. Actual results could differ from those estimates.

c. Per Share Data

     All of the Company's common shares (1,000 shares, issued and outstanding for all periods presented herein) are owned by BGLS. Accordingly, earnings and dividends per share data are not presented in these consolidated financial statements.

d. Liquidity

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $154,706 as of December 31, 1995 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements (see Note 12) and anticipated increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants and if the lenders were to exercise acceleration rights under the revolving credit facility or senior secured notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements.

e. Inventories

     Inventories are valued at the lower of cost (LIFO) or market. Although portions of leaf tobacco inventories may not be used or sold within one year because of the time required for aging, they are included in current assets, which is common practice in the industry. It is not practicable to determine the amount that will not be used or sold within one year.

f. Property, Plant and Equipment

     Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets which are twenty years for buildings and four to ten years for machinery and equipment.

     Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized. The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations. Management periodically reviews the carrying value of property, plant and equipment to determine whether asset values are impaired.

     For fiscal years beginning after December 15, 1995, the Company will be required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").   The Company
does not anticipate a significant effect on its results of operations or its financial position from the adoption of SFAS 121.

g. Trademarks

     Trademarks are amortized using the straight-line method over twelve years. Amortization expense for the years ended December 31, 1995, 1994 and 1993 amounted to $1,725, $1,722 and $1,971, respectively. Management periodically reviews the carrying value of trademarks to determine whether asset values are impaired.

h. Sales and Sales Returns

     Revenue from sales is recognized upon the shipment of finished goods to customers. The Company provides for expected sales returns, net of related inventory cost recoveries. As Liggett does not have any other lines of business, the Company's financial position and its results of operations could be materially adversely affected by significant unit sales volume declines, increased tobacco costs or reductions in the selling price of cigarettes in the near term.

i. Employee Benefits

     The Company sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 1995 and 1994 which are subject to significant fluctuations in the near term.

     BGLS maintains defined benefit retirement plans for substantially all of the Company's employees. The Company records as an expense the portion of BGLS' annual funding requirements applicable to the Company.

     The Company sponsors a postretirement benefit plan and records an actuarially determined liability and charges operations for the estimated cost of postretirement benefits for current employees and retirees.

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions"

("SFAS 106"). Under SFAS 106, the cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group.

j. Income Taxes

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("SFAS 109") and recorded a one-time charge of $1,000.   Prior to the adoption
of SFAS 109, the Company had accounted for income taxes under the deferral method under the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" ("APB 11"). Under SFAS 109 a valuation allowance is provided for deferred tax assets when it is deemed more likely than not that future taxable income will be insufficient to realize the deferred tax assets.

k. Legal Costs

     The Company's accounting policy is to accrue legal and other costs related to contingencies as services are performed.

l. Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company's management in estimating fair values for financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"). The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

     Long-Term Debt - The fair values of the Company's Senior Secured Notes have been based upon market quotations. The carrying amount of borrowings outstanding under the revolving credit facility and other long-term debt is a reasonable estimate of fair value.

m. Reclassifications

     Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation with no effect on previously reported net income (loss) or stockholder's equity (deficit).


3. Changes in Accounting Estimates

     In June 1993, the Company reversed the liability for its Long-Term Incentive Plan. The effect of the change in accounting estimate was an increase in the Company's operating income by approximately $2,450 for the year ended December 31, 1993.

     In September 1995, the Company adjusted an accrual estimate recorded in prior years which had the effect of increasing operating income by approximately $1,214 for the year ended December 31, 1995.

     As a consequence of certain litigation settlements and marketing assessment contingencies (see Note 12), Liggett charged approximately $8,846 to operations in the fourth quarter of 1995. Based on the Company's historical operating performance, possible future payments under the litigation settlements which are based on a percentage of Liggett's pretax income, if any, cannot be reasonably estimated at this time. Accordingly, accruals for any such future payments will be charged to operations in the period that the Company's operating results are known.

     Liggett increased its valuation allowance for deferred tax assets by $443 in the fourth quarter of 1995.


4. Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables.

     Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. One customer accounted for approximately 11.6% of net sales for the year ended December 31, 1995. No single customer accounted for more than 10% of the Company's net sales in 1994 and 1993. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the remainder of the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates.


5. Inventories



Inventories consist of:
                                                                  December 31,
                                                                  ------------
                                                              1995            1994
                                                              ----            ----
Finished goods . . . . . . . . . . . . . . . . . . .  .      $18,240        $17,958
Work-in-process . . . . . . . . . . . . . . . . . . . .        3,331          2,952
Raw materials . . . . . . . . . . . . . . . . . . . . .       24,946         20,609
Replacement parts and supplies . . . . . . . . .  . . .        3,926          3,756
                                                             -------        -------

Inventories at current cost . . . . . . . . . .  . .  .       50,443         45,275

LIFO adjustment  . . . . . . . . . . . . . .  .  . .  .        3,899          1,409
                                                             -------        -------

Inventories at LIFO cost  . . . . . . . . . . .  .  . .      $54,342        $46,684
                                                             =======        =======


     The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the
date of the commitment.   Liggett normally purchases all of its tobacco
requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments which expire principally in December 1996. At December 31, 1995, Liggett had leaf tobacco purchase commitments of approximately $25,500.


6. Assets Under Agreement for Sale

     On April 9, 1996 Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty for a sale price of $4,300. It is anticipated that closing will occur on or before May 31, 1996. At December 31, 1995, the net book value of those assets for which the agreement was signed have been classified as current assets on the Company's Consolidated Balance Sheet.


7. Property, Plant and Equipment



Property, plant and equipment consists of:
                                                                         December 31,
                                                                         ------------
                                                                    1995           1994
                                                                    ----           ----
Land and improvements . . . . . . . . . . . . . . . .             $   542        $   716
Buildings . . . . . . . . . . . . . . . . . . . . . .               6,011          6,877
Machinery and equipment  . . . . . . . . . . . . .  .              38,344         34,944
Leased asset under capital lease  . . . . . . . . . .                   -          3,461
                                                                  -------        -------

Property, plant and equipment  . . . . . . . . . .  .              44,897         45,998

Less accumulated depreciation . . . . . . . . . . . .             (26,545)       (24,177)
                                                                  -------        -------

Property, plant and equipment, net . . . . . . . .  .             $18,352        $21,821
                                                                  =======        =======



8. Employee Benefits Plans

     Defined Benefit Retirement Plans

     Prior to 1994, substantially all of Liggett's employees participated in two noncontributory defined benefit retirement plans sponsored by BGLS. The Company records as an expense the portion of BGLS' annual funding requirements applicable to the Company. There was no pension expense recorded in 1995 and 1994. Pension income for the year ended December 31, 1993 amounted to $317. On November 11, 1993, the Company announced a restructuring of its defined benefit retirement plans. BGLS froze its plan obligation related to Liggett's salaried employees effective December 31, 1993.

     Future Pension Benefits to be Funded by BGLS

     Actuarial estimates of the total future minimum pension benefits to be funded by BGLS, prior to the effect of unamortized purchase accounting adjustments, are as follows:


                1996  . . . . . . . . . . . . . . . . . . . . . .   $  1,300
                1997  . . . . . . . . . . . . . . . . . . . . . .        500
                1998  . . . . . . . . . . . . . . . . . . . . . .        500
                1999  . . . . . . . . . . . . . . . . . . . . . .        500
                2000  . . . . . . . . . . . . . . . . . . . . . .        500
                Thereafter  . . . . . . . . . . . . . . . . . . .      9,000
                                                                    --------

                  Total . . . . . . . . . . . . . . . . . . . . .   $ 12,300
                                                                    ========


     Postretirement Medical and Life Insurance Plans

     Substantially all of Liggett's employees are eligible for certain postretirement benefits if they reach retirement age while working for the Company. Prior to 1994, the Company's plan had reimbursed 80% of retirees' medical claims. However, the Company announced on November 11, 1993 that retirees would be required to fund 60% of participant medical premiums in 1994 and 100% of the premiums on a going-forward basis, effective January 1, 1995. BGLS had also sponsored a Postretirement Medical and Life Insurance Plan for Liggett employees who had retired or were eligible to retire on June 29, 1990. BGLS terminated its plan effective December 31, 1993 and Liggett subsequently modified its plan to include the revised funding responsibility for persons previously covered under the BGLS plan. As a result, Liggett recorded an obligation of approximately $11,400 as a reduction of contributed capital in 1993. The net effect of these modifications was an increase of the plan's Accumulated Postretirement Benefit Obligation from $10,589 at January 1, 1993 to $15,137 at December 31, 1993.

     The components of net periodic postretirement benefit cost are as follows:


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                 1995         1994          1993
                                                                 ----         ----          ----
Service cost, benefits attributed to employee
  service during the year. . . . . . . . . . . . . . . . .    $   68       $   63         $  571
Interest cost on accumulated postretirement
  benefit obligation  . . . . . . . . . . . . . . . . .  .       970        1,037            847
Curtailment (credit) related to restructuring expense. . .         -            -           (623)
Immediate recognition of transition obligation . . . . . .         -            -         10,449
Curtailment (credit) related to modification of
  medical plans . . . . . . . . . . . . . . . . . . . .  .         -            -         (9,931)
Charge for special termination benefits. . . . . . . . . .       489            -              -
Amortization of net (gain) loss . . . . . . . . . . . .  .       (26)          33              -
                                                              ------       -------        -------


Net periodic postretirement benefit expense. . . . . . . .    $1,501       $ 1,133        $ 1,313
                                                              ======       =======        =======

     The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") applicable to each employee group for benefits:


                                                                              December 31,
                                                                              ------------
                                                                          1995            1994
                                                                          ----            ----
Retired Employees. . . . . . . . . . . . . . . . . . . .  .             $ 8,673        $ 9,292
Active employees - fully eligible . . . . . . . . . . . . .               1,707          1,170
Active employees - not fully eligible . . . . . . . . . . .               1,078          1,143
                                                                        -------        -------

APBO . . . . . . . . . . . . . . . . . . . . . . . . . .  .              11,458         11,605

Unrecognized net gain (loss)  . . . . . . . . . . . . . . .               1,339          1,277
Purchase accounting valuation adjustment
related to income taxes  . . . . . . . . . . . . . . . .  .              (1,181)        (1,291)
                                                                        -------        -------

Postretirement liability . . . . . . . . . . . . . . . .  .             $11,616        $11,591
                                                                        =======        =======

     The APBO at December 31, 1995 was determined using a discount rate of 7.5% and health care cost trend rates of 10% in the near term then declining to 4%
in the third and subsequent years.    A 1% increase in the trend rate for
health care costs would have increased the APBO and net periodic postretirement benefit cost by $420 and $50, respectively, for the year ended December 31, 1995. The Company does not hold any assets reserved for use in the plan.
Prior to December 31, 1993, BGLS was liable for pension and postretirement benefits liabilities which relate to employee service to BGLS through June 29, 1990.

     Profit Sharing Plans

     Liggett's 401(k) plans originally called for Company contributions matching up to a 3% employee contribution, plus additional Company contributions of up to 6% of salary based on the achievement of Company profit objectives. Effective January 1, 1994, the Company suspended the 3% match for the salaried employees' 401(k) Plan which was reinstated April 1, 1996. The Company contributed $900, $420 and $1,787 to the 401(k) plans for the years ended December 31, 1995, 1994 and 1993, respectively.


9. Income Taxes

     Liggett's operations are included in the consolidated federal income tax return of its indirect parent, BGL. Pursuant to a tax allocation agreement, the Company's federal income tax provision is calculated as if the Company filed a separate federal income tax return except that the tax sharing agreement with BGL effectively limits the ability of the Company to carryback losses for refunds.

     The amounts provided for income taxes are as follows:


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                 1995         1994          1993
                                                                                 ----         ----          ----

Current:
  Federal  . . . . . . . . . . . . . . . . . . . . . . . . .  .               $ (233)      $   341        $    -
  State  . . . . . . . . . . . . . . . . . . . . . . . . . .  .                  216           227             -

Deferred:
  Federal . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,768        (5,568)        3,929
  State . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -             -         1,271
                                                                              ------       -------       -------

Total tax provision (benefit) . . . . . . . . . . . . . . . . .               $1,751       $(5,000)       $5,200
                                                                              ======       =======       =======

     Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

<Capton>

                                                                1995                           1994
                                                                ----                           ----
                                                            Deferred Tax                    Deferred Tax
                                                        Asset        Liability          Asset        Liability
                                                        -----        ---------          -----        ---------
Sales and product allowances   . . . . . . . .        $  2,293        $     -         $ 2,670         $     -
Inventory . . . . . . . . . . . . . . . . .  .             816          1,256             540           2,352
Coupon accruals  . . . . . . . . . . . . . . .           3,138              -           4,557               -
Property, plant and equipment . . . . . . .  .               -          5,778               -           6,048
Employee benefit plan accruals . . . . . . . .           4,886              -           5,424               -
USDA marketing assessment. . . . . . . . . . .           1,920              -               -               -
Tobacco litigation settlements . . . . . . . .           1,568              -               -               -
Net operating loss carryforward  . . . . . . .           5,022              -           9,143               -
Valuation allowance . . . . . . . . . . . .  .          (8,809)             -          (8,366)              -
Reclassifications   . . . . . . . . . . . .  .          (7,034)        (7,034)         (7,686)         (7,686)
                                                       -------        -------         -------         -------

Total deferred taxes  . . . . . . . . . . .  .         $ 3,800        $     -         $ 6,282         $   714
                                                       =======        =======         =======         =======

     Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rates are summarized as follows:


                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                           1995        1994         1993
                                                                           ----        ----         ----
Income before taxes  . . . . . . . . . . . . . . . . . . .  .            $2,306     $11,434      $(18,911)
                                                                         ======     =======      ========

Federal income tax at statutory rates . . . . . . . . . . . .            $  807     $ 4,002      $ (6,600)
Increases (decreases) resulting from:
  State income taxes, net of federal
    income tax benefits  . . . . . . . . . . . . . . . . .  .               216         743           827
  Limitation of net operating losses . . . . . . . . . . .  .                 -           -        11,373
  Other, net . . . . . . . . . . . . . . . . . . . . . .  . .               285         516          (400)
  Change in valuation allowance . . . . . . . . . . . . . . .               443     (10,261)            -
                                                                         ------    --------      --------

Total tax provision (benefit) . . . . . . . . . . . . . . . .            $1,751    $ (5,000)     $  5,200
                                                                         ======    ========      ========

     As of December 31, 1995, the Company's net operating loss ("NOL") carryforward pursuant to its tax sharing agreement with BGL is approximately $12,000 which expires in 2008. However, if the Company was deconsolidated from BGL its allocable share of NOL could be significantly different. In 1993 a valuation allowance was established for the net deferred tax assets because of the lack of recoverability of NOLs against prior years' taxable income and the Company's 1993 loss. The Company has adjusted its valuation allowance in subsequent years based upon its assessment of whether it is more likely than not that taxable income will be sufficient to realize the deferred tax assets.


10. Long-Term Debt

     Long-term debt consists of the following:


                                                                                             December 31,
                                                                                             ------------
                                                                                       1995                    1994
                                                                            --------------------------         ----
                                                                            Estimated         Carrying       Carrying
                                                                            Fair Value          Value          Value
                                                                            ----------          -----          -----
11.5% Senior Secured Notes due February 1, 1999
  net of unamortized discount of $0, $627 and $878,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . .            $ 99,693         $119,485        $126,234
Variable Rate Series C Senior Secured Notes due
  February 1, 1999 . . . . . . . . . . . . . . . . . . . . . . .              30,665           32,279          32,350
Borrowings outstanding under revolving credit
  facility  . . . . . . . . . . . . . . . . . . . . . . . . .  .              21,017           21,017          24,847
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .                 520              520           2,930
                                                                            --------         --------        --------

                                                                             151,895          173,301         186,361

Current portion . . . . . . . . . . . . . . . . . . . . . . .  .                 (50)             (50)         (2,195)
                                                                            --------         --------        --------

Amount due after one year  . . . . . . . . . . . . . . . . . . .            $151,845         $173,251        $184,166
                                                                            ========         ========        ========

     Maturities of long-term debt, net of discount, at December 31, 1995 are as follows:


         1996  . . . . . . . . . . . . . . . . . . . . . .  $     50
         1997  . . . . . . . . . . . . . . . . . . . . . .    28,552
         1998  . . . . . . . . . . . . . . . . . . . . . .    37,324
         1999  . . . . . . . . . . . . . . . . . . . . . .   107,375
                                                            --------

            Total. . . . . . . . . . . . . . . . . . . . .  $173,301
                                                            ========


         Senior Secured Notes



     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. In December 1995, $7,000 of Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirement for February 1, 1996. This transaction resulted in a net gain of $1,114, recorded in other income in 1995. The Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of the Company at any time on or after February 1, 1996. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

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

     Revolving Credit Facility

     On March 8, 1994, Liggett entered into a revolving credit facility ("the facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the facility was approximately $13,340 based upon eligible collateral at December 31, 1995. The facility expires on March 8, 1997 and is collateralized by all inventories and receivables of the Company. Borrowings under the facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.75% at December 31, 1995. The facility requires Liggett's compliance with certain financial and other covenants and limits the amount of cash dividends and payments which can be made by Liggett.

11. Operating Leases

     At December 31, 1995, the Company has operating leases for building space and computer equipment. The future minimum lease payments are as follows:



 1996 . . . . . . . . . . . . . . . . . . . . . .  $1,322
 1997 . . . . . . . . . . . . . . . . . . . . . .   1,400
 1998 . . . . . . . . . . . . . . . . . . . . . .   1,146
 1999 . . . . . . . . . . . . . . . . . . . . . .     302
                                                   ------

    Total . . . . . . . . . . . . . . . . . . . .  $4,170
                                                   ======


     Rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $3,112, $2,854 and $4,529, respectively.


12. Commitments and Contingencies

     Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against Brooke Group Ltd. in its former name or in its present name or against Liggett), since all involve the tobacco manufacturing and marketing activities currently performed by Liggett. New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. The Company has been receiving certain financial assistance from others in the industry in defraying the costs incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated on limited notice, or under certain circumstances, without notice, and the amount of assistance received is a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants, and no plaintiff has ultimately prevailed in trial for recovery of damages in any such action.

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

     On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alone alleging as injury lung cancer. Fact discovery closed on August 31, 1995 and expert discovery is scheduled to close on July 3, 1996. It is
possible that the case will be scheduled for trial during late 1996.   On March
19, 1996, the Magistrate Judge assigned to the case ordered Liggett to produce certain of its documents with respect to which Liggett has asserted various claims of privilege. Liggett intends to appeal the decision and order. Upon Liggett's motion, the Court has enlarged the time to and including May 1, 1996 for Liggett to file its appeal. The other major cigarette manufacturers and The Council for Tobacco Research-U.S.A., Inc. have moved to intervene.

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

     On October 31, 1991, an action entitled Broin, et al. v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants appealed this ruling and on January 3, 1996, the Third District of the Florida Court of Appeals affirmed the ruling of the trial court. On January 18, 1996, defendants filed a petition for rehearing, for rehearing en banc and for certification to the Florida Supreme Court. Defendants' petition has not been ruled upon as yet.

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

     On May 23, 1994, an action entitled Mike Moore, Attorney General, ex rel State of Mississippi v. The American Tobacco Company, et al., Chancery Court for the County of Jackson, State of Mississippi, was filed against Liggett and others. The State of Mississippi seeks restitution and indemnity for medical payments and expenses made or incurred by it on behalf of welfare patients for tobacco related illnesses. Similar actions (although not identical) have been filed by the State of Minnesota (together with Minnesota Blue Cross-Blue Shield), by the State of West Virginia and more recently by the Commonwealth
of Massachusetts, the State of Louisiana and the State of Texas.   In West
Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and market price of tobacco products and an alleged consumer protection claim. In a subsequent ruling, the trial court adjudged the contingent fee agreement entered into by the State of West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state for such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

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

     Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other transaction by Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the
agreement.   Liggett has also agreed to pay to the states $5,000 if BGL or
Liggett fails to consummate a merger or other transaction with another defendant in the lawsuits within three years of the date of the settlement.
At December 31, 1995, the Company has accrued $3,976, net of $1,024 of imputed interest, for the settlement with the Attorneys General.

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

     Currently in addition to Cordova, approximately 90 product liability lawsuits, which have been filed in various jurisdictions, are pending and active in which Liggett is a defendant. Of these, 68 are pending in the State of Florida. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. In the product liability lawsuits presently pending in Florida against Liggett and others, three of such which are pending in the Circuit Court of DuVal County (Jacksonville), Florida are scheduled for trial during 1996, these being: Clark, August, 1996; Thompson, October, 1996; and Walters, November,

1996, and another, Weisholtz, which is pending in the United States District Court for the Southern District of Florida, is scheduled for trial commencing November 12, 1996.

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

     On March 12, 1996, Liggett, together with BGL, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with BGL, entered into an agreement with the Attorneys General of the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts and the State of Louisiana to settle certain actions brought against Liggett by such states. In these two settlements, Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the Proposed Rule-Making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano Settlement Agreement and the Attorneys General Settlement Agreement appearing hereinabove and hereinafter.

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

     On February 14, 1995, Liggett filed with the United States Department of Agriculture (the "USDA") its certification as to usage of domestic and imported tobaccos during 1994, and an audit was conducted by the USDA to verify this certification. Liggett has received from the USDA the results of the audit, which states that Liggett did not satisfy the 75% domestic tobacco usage requirement for 1994 and therefore may be subject to a marketing assessment estimated at approximately $5,500, which amount is disputed by the Company. It is the understanding of the Company that the levels of domestic tobacco inventories currently on hand at the tobacco stabilization organizations are below reserve stock levels, and for such reason, the Company is of the opinion that it will not be obligated to make such purchases of domestic tobacco from the tobacco stabilization cooperatives. The Company is currently engaged in negotiations with the USDA in an effort to resolve this matter on satisfactory terms. At December 31, 1995, the Company has accrued approximately $4,900 representing its best estimate for the USDA marketing assessment. The charge is included as a component of cost of sales in 1995.

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


13. Related Party Transactions

     Liggett provides certain administrative and technical support to Liggett-Ducat Ltd., a Russian joint stock company, which is majority owned by an affiliate, in exchange for which such company provides assistance to Liggett in its pursuit of selling cigarettes in the Russian Republic. The expenses associated with Liggett's activities amounted to $229, $230 and $390 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Liggett is a party to an agreement dated February 26, 1991, as amended October 1, 1995, with entities related through common control, to provide various management and administrative services to the Company in consideration for an annual management fee of $900 paid in monthly installments and annual overhead reimbursements of $864 paid in quarterly installments.

     Effective January 1, 1992, Liggett entered into a Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the
Company at an annual fee of $2,600 paid in monthly installments.   Corporate
services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The agreement had an initial term of one year, with annual renewals thereafter subject to a 5% fee increase. The Company paid
$3,010 in 1995, $2,866 in 1994 and $2,730 in 1993.   This fee is in addition to
the management fee and overhead reimbursements described above.

     In prior years, BGLS assumed specified Liggett liabilities from time to
time and Liggett repaid these amounts from time to time.   During 1994, Liggett
satisfied all amounts due ($8,000) in full.

     In April 1994, the Company transferred equipment with a net book value of $2,161 to BGLS in return for assumption of Liggett's note payable of $1,988. The Company now leases this equipment from BGLS for $50 per month.

     The Company acquired CTEC from its indirect parent during 1995 for $800. The excess of cost over the carrying amount of the net assets acquired has been charged to stockholder's equity (deficit). The effect of the accounting treatment presents the investment in CTEC at carryover basis.

     Accounts receivable from affiliates relate principally to advances for expenses paid by the Company on behalf of its affiliates. The Company expects to be reimbursed in the near term.

14. Stockholder's Equity

     Preferred Stock

     On July 15, 1992, Liggett issued one share of Series A Participating Preferred Stock, par value $1.00 (the "Preferred Stock") to BGLS. BGLS then pledged this Preferred Stock as additional collateral which ultimately supported a liability of BGL under the Contingent Value Rights ("CVRs") issued by BGL to its public shareholders in 1990. The collateral was returned to BGLS and thereafter, BGLS canceled its share of Liggett Preferred Stock on February 3, 1994.


15. Supplemental Disclosure of Non-Cash Financing and Investing Activities

     Pursuant to the Company's modification of its postretirement medical and life insurance plans in 1993 (see Note 8), an obligation of approximately $11,400 was recorded with a corresponding reduction in capital.

     The Company financed  equipment purchases of approximately $3,500 in 1993.

     During 1994, the Company issued $17,850 in Series C Notes in exchange for Series B Notes and in connection with indenture consent of which $15,008 were credited against the mandatory redemption of Series B Notes for February 1, 1994 and 1995, and $2,842 were recorded as deferred finance charges.

     During 1994, the Company transferred equipment with a net book value of $2,161 to BGLS in return for assumption of Liggett's note payable of $1,988.


16. Restructuring Charges

     In 1993, Liggett restructured its headquarters and manufacturing operations to reduce costs. Approximately 235 manufacturing and administrative
positions were eliminated due to the restructuring.    In  connection
therewith, the Company recorded charges to operating income of approximately $5,565 in 1993 ($2,531 is included in cost of sales and $3,034 is included in selling, general and administrative expenses). The charges relate to $6,188 in employee severance programs, partially offset by postretirement curtailment income of approximately $623.

     The Company reduced its field sales force in January 1994 by 150 permanent positions and added approximately 300 part-time positions. Liggett recorded a charge of $3,000 against operating income in 1993 in anticipation of this reduction.

     During 1995, Liggett continued its efforts towards reducing costs by, among other things, offering voluntary retirement programs to eligible employees. The Company's 1995 cost reduction programs reduced the Company's headcount by approximately 120 positions. In connection therewith, the Company recorded charges totaling $2,548 to operating income including $621 relating to manufacturing operations which has been charged to cost of sales. The Company expects to continue its cost reduction programs.


17. Subsequent Events

     On April 8, 1996 Philip Morris announced a list price increase on all brands of 40 cents per carton. The other manufacturers, including Liggett matched the price increase.

     On April 9, 1996 Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty for a sale price of $4,300. It is anticipated that closing will occur on or before May 31, 1996.

     On March 12, 1996, BGL and Liggett entered into an agreement to settle the Castano class action tobacco litigation. For a description of the Castano settlement, see Note 12.

     On March 15, 1996, BGL and Liggett entered into a settlement of tobacco litigation with the Attorneys General of the States of Florida, Louisiana, Massachusetts, Mississippi and West Virginia. For a description of the Attorneys General settlement, see Note 12.

                            COOPERS & LYBRAND L.L.P.
                      200 South Biscayne Blvd., Suite 1900
                                Miami, FL 33131




REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Eve Holdings, Inc.

We have audited the accompanying balance sheets of Eve Holdings Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eve Holdings Inc. as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 4 of Notes to Financial Statements, the Company changed its method of accounting for income taxes in 1993.


                                                        COOPERS & LYBRAND L.L.P.



Miami,  Florida
March 1, 1996

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS

                (Dollars in thousands, except per share amounts)


                                                                                   December 31,
                                                                                   ------------
                                                                              1995              1994
                                                                              ----              ----
                                     ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      8          $      2

Office equipment . . . . . . . . . . . . . . . . . . . . . . . .  .               2                 3

Trademarks, at cost, less accumulated amortization of
  $15,593 and $13,891, respectively . . . . . . . . . . . . . . . .           4,820             6,522
                                                                           --------          --------

     Total assets. . . . . . . . . . . . . . . . . . . . . . . .  .        $  4,830          $  6,527
                                                                           ========          ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Federal income taxes currently payable to parent. . . . . . . . . .        $    164          $      7

Dividends payable. . . . . . . . . . . . . . . . . . . . . . . .  .           2,536             2,750

Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .  .           1,687             2,283
                                                                           --------          --------

     Total liabilities . . . . . . . . . . . . . . . . . . . . .  .           4,387             5,040
                                                                           --------          --------
Stockholder's equity:
 Common stock (par value $1 per share; authorized,
    issued and outstanding 100 shares) and contributed
    capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,653            48,759

 Receivables from parent:
    Note receivable - interest at 14%, due no sooner
      than February 1, 1999 . . . . . . . . . . . . . . . . . . . .         (44,520)          (44,520)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,690)           (2,752)
                                                                           --------          --------

     Total stockholder's equity . . . . . . . . . . . . . . . . . .             443             1,487
                                                                           --------          --------

     Total liabilities and stockholder's equity . . . . . . . . . .        $  4,830          $  6,527
                                                                           ========          ========






                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.
                            STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                     1995       1994       1993
                                                                     ----       ----       ----
Revenues:
  Royalties - parent . . . . . . . . . . . . . . . . .             $  10,452  $  10,647  $  11,585
  Interest - parent  . . . . . . . . . . . . . . . . .                 6,306      6,306      6,306
                                                                   ---------  ---------  ---------

                                                                      16,758     16,953     17,891
Expenses:
  Amortization of trademarks . . . . . . . . . . . . .                 1,702      1,701      1,701
  Miscellaneous  . . . . . . . . . . . . . . . . . . .                    93         70        163
                                                                   ---------  ---------  ---------

  Income before income taxes . . . . . . . . . . . . .                14,963     15,182     16,027

Income tax provision  . . . . . . . . . . .  . . . . .                 5,237      5,314      5,708
                                                                   ---------  ---------  ---------
  Income before cumulative effect of
    accounting change. . . . . . . . . . . . . . . . .                 9,726      9,868     10,319

Cumulative effect of accounting change
  for income taxes . . . . . . . . . . . . . . . . . .                     -          -      3,374
                                                                   ---------  ---------  ---------

  Net income . . . . . . . . . . . . . . . . . . . . .             $   9,726  $   9,868  $   6,945
                                                                   =========  =========  =========

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                             (Dollars in thousands)




                                                               Common
                                                              Stock and                  Receivables        Total
                                                              Capital in    Retained        From          Stockholder's
                                                             Excess of Par  Earnings       Parent           Equity
                                                             -------------  --------     -----------      -------------
Balance at December 31, 1992 . . . . . . . . . . . .           $54,443      $       -     $ (46,997)        $  7,446

  Net income . . . . . . . . . . . . . . . . . . . .                 -          6,945             -            6,945
  Dividends/capital distributions. . . . . . . . . .            (4,577)        (6,945)            -          (11,522)
  Net change in receivable from Parent . . . . . . .                 -              -         1,778            1,778
                                                               -------      ---------     ---------         --------

Balance at December 31, 1993 . . . . . . . . . . . .            49,866              -       (45,219)           4,647

  Net income . . . . . . . . . . . . . . . . . . . .                 -          9,868             -            9,868
  Dividends/capital distributions. . . . . . . . . .            (1,107)        (9,868)            -          (10,975)
  Net change in receivable from Parent . . . . . . .                 -              -        (2,053)          (2,053)
                                                               -------      ---------     ---------         --------

Balance at December 31, 1994 . . . . . . . . . . . .            48,759              -       (47,272)           1,487

  Net income   . . . . . . . . . . . . . . . . . . .                 -          9,726             -            9,726
  Dividends/capital distributions. . . . . . . . . .            (1,106)        (9,726)            -          (10,832)
  Net change in receivable from Parent . . . . . . .                 -              -            62               62
                                                               -------      ---------     ---------         --------

Balance at December 31, 1995 . . . . . . . . . . . .           $47,653      $       -     $ (47,210)        $    443
                                                               =======      =========     =========         ========

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)




                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                                1995          1994           1993
                                                                                ----          ----           ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 9,726          $ 9,868        $ 6,945
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .              1,703            1,701          1,701
    Deferred income taxes . . . . . . . . . . . . . . . . . . . .               (596)            (595)         2,878
  Changes in assets and liabilities:
    Federal income taxes currently payable. . . . . . . . . . . .                157             (691)        (1,787)
                                                                             -------          -------        -------

      Net cash provided by operating activities . . . . . . . . .             10,990           10,283          9,737
                                                                             -------          -------        -------
Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .                  -               (3)             -
                                                                             -------          -------        -------

      Net cash used in investing activities . . . . . . . . . . .                  -               (3)             -
                                                                             -------          -------        -------
Cash flows from financing activities:
  Dividends/capital distributions . . . . . . . . . . . . . . . .            (11,046)          (8,225)       (11,522)
  Decrease (increase) in due from parent. . . . . . . . . . . . .                 62           (2,053)         1,778
                                                                             -------          -------        -------

      Net cash used in financing activities . . . . . . . . . . .            (10,984)         (10,278)        (9,744)
                                                                             -------          -------        -------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . .                  6                2             (7)

Cash:
  Beginning of period . . . . . . . . . . . . . . . . . . . . . .                  2                -              7
                                                                             -------          -------        -------

  End of period . . . . . . . . . . . . . . . . . . . . . . . . .            $     8          $     2        $     -
                                                                             =======          =======        =======
Supplemental cash flow information:
  Payments of income taxes through receivable from parent . . . .            $ 5,676          $ 6,600        $ 6,600
                                                                             =======          =======        =======
  Dividends/capital distributions declared but not paid . . . . .            $ 2,536          $ 2,750        $     -
                                                                             =======          =======        =======

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                         Notes to Financial Statements

                (Dollars in thousands, except per share amounts)

1. The Company

     Eve Holdings Inc. ("Eve") is a wholly-owned subsidiary of Liggett Group Inc. ("Liggett"). Eve's predecessor, Chesterfield Assets Inc., was organized in March 1987. Eve, formed in June 1990, is the proprietor of, and has all right, title and interest in, certain federal trademark registrations (the "Trademarks"). Eve has entered into an exclusive licensing agreement with Liggett (effective until 2010) whereby Eve grants the use of the Trademarks to Liggett in exchange for royalties, computed based upon Liggett's annual net sales, excluding excise taxes of $332,246, $333,799 and $346,052 for the years ended December 31, 1995, 1994 and 1993, respectively. Generally, royalties are earned based on a rate of either 2% of sales for generic product trademarks and 5% of sales for branded product trademarks. In recent fiscal years, Liggett has experienced greater growth in the sales of generic rather than branded products resulting in a lower overall royalty rate. The Trademarks are pledged as collateral for borrowings under the notes (see Note 3).


2. Summary of Significant Accounting Policies

a. Basis of Presentation

     On February 11, 1992, Eve consummated an Agreement and Plan of Merger (the "Merger Agreement") with LGC Corp. (a wholly-owned subsidiary of Liggett) whereby the operations of LGC Corp., consisting primarily of holding an unsecured $44,250 note receivable (bearing interest at 14%, due November 2, 1996) from Liggett and related interest thereon, were merged into those of Eve. The merger was accounted for at historical cost similar to that in pooling of interests accounting. On March 7, 1994, Liggett and Eve agreed to extend the due date of the note to no sooner than February 1, 1999 from November 2, 1996. All other terms of the note remained the same.

b. Per Share Data

     All of Eve's common shares (100 shares authorized, issued and outstanding for all periods presented herein) are owned by Liggett. Accordingly, earnings and dividends per share data are not presented in these financial statements.

c. Trademarks

     Trademarks are amortized using the straight-line method over 12 years.


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

     During 1994, Liggett issued $32,850 of Series C Senior Secured Notes (the "Series C Notes"). Eve is a guarantor for the Series C Notes.

4. Income Taxes

     Eve's operations are included in the consolidated federal income tax return of its indirect parent, Brooke Group Ltd. Eve's federal income tax provisions are calculated as if it filed a separate federal income tax return. Effective January 1, 1993, Eve adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") which requires that deferred taxes be recorded under the liability method, which resulted in a one-time $3,374 charge to operations. Prior to the adoption of SFAS 109, Eve had accounted for income taxes under the deferral method. Eve's deferred tax liability relates entirely to the difference in the basis of the
Trademarks for book and tax purposes.   Eve's 1995 income tax provision of
$5,237 consists of current federal income tax expense of $4,641 plus deferred federal income tax expense of $596. Eve's 1994 income tax provision of $5,314 consists of current federal income tax expense of $5,909 less deferred federal income tax benefit of $595. Eve's 1993 income tax provision of $5,708 consists of current federal income tax expense of $6,204 less deferred federal income tax benefit of $496. As permitted in SFAS 109, Eve had not adjusted the basis of the Trademarks that were previously adjusted to net of tax amounts to be consistent with the accounting treatment adopted by Liggett.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on August 22, 1996.



                                        LIGGETT GROUP INC.
                                        (Registrant)

                                        By:  /s/ Samuel M. Veasey
                                             --------------------
                                             Samuel M. Veasey
                                             Vice President, Chief Financial
                                                Officer and Treasurer
                                             (Principal Financial and
                                                Principal Accounting Officer)



                                        EVE HOLDINGS INC.
                                        (Registrant)

                                        By:  /s/ Joselynn D. Van Siclen
                                             --------------------------
                                             Joselynn D. Van Siclen
                                             Director, Vice President and
                                                Treasurer
                                             (Principal Financial and
                                                Principal Accounting Officer)