Form 10-Q
period 1996-09-30
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1996-11-14
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to  __________________

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

       Registrant's telephone number, including area code: (305) 539-9460


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

As of November 13, 1996 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                     INDEX


                                                                                                    PAGE
                                                                                                    ----
  PART I    FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Liggett Group Inc.:
            -------------------

            Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 . . . . .       3
            Consolidated Statements of Operations for the three and nine months ended
             September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .        5
            Consolidated Statement of Stockholder's Equity (Deficit) for the nine months
              September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6
            Consolidated Statements of Cash Flows for the nine months ended September 30,
              1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7
            Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .       8

            Eve Holdings Inc.:
            ------------------

            Balance Sheets as of September 30, 1996 and December 31, 1995  . . . . . . . . . . .      21
            Statements of Operations for the three and nine months ended September 30, 1996
              and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22
            Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 . . .      23
            Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .      24

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25


  PART II   OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .     32

            SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               LIGGETT GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                       September 30,  December 31,
                                                                           1996           1995
                                                                       -------------  ------------
                                ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   610        $      -

  Accounts Receivable:
    Trade less allowances of $665 and $815, respectively . . . . .         18,052          22,279
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,062           1,367
    Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .            100           1,105

  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .         50,365          54,342

  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .              -           3,800

  Other current assets (Note 4). . . . . . . . . . . . . . . . . .            946           1,703
                                                                          -------        --------
      Total current assets . . . . . . . . . . . . . . . . . . . .         71,135          84,596

Property, plant and equipment, at cost, less accumulated
  depreciation of $28,831 and $26,545, respectively. . . . . . . .         18,174          18,352

Intangible assets, at cost, less accumulated amortization
  of $16,956 and $15,661, respectively . . . . . . . . . . . . . .          3,754           5,036

Other assets and deferred charges, at cost, less accumulated
  amortization of $6,917 and $5,440, respectively  . . . . . . . .          5,179           5,330
                                                                          -------        --------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . .        $98,242        $113,314
                                                                          =======        ========

                                  (continued)

                               LIGGETT GROUP INC.

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                   September 30,      December 31,
                                                                        1996              1995
                                                                   -------------      ------------

                          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current maturities of long-term debt. . . . . . . . . . . .       $ 38,071          $     50
  Cash overdraft  . . . . . . . . . . . . . . . . . . . . . .              -             3,761
  Accounts payable, principally trade . . . . . . . . . . . .         18,659            18,921
  Accrued expenses:
    Promotional . . . . . . . . . . . . . . . . . . . . . . .         28,684            25,519
    Compensation and related items  . . . . . . . . . . . . .            267             1,175
    Taxes, principally excise taxes . . . . . . . . . . . . .          2,102             7,006
    Estimated allowance for sales returns . . . . . . . . . .          5,000             5,000
    Interest  . . . . . . . . . . . . . . . . . . . . . . . .          3,389             8,412
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .          7,257             5,728
                                                                    --------          --------

      Total current liabilities . . . . . . . . . . . . . . .        103,429            75,572

Long-term debt, less current maturities . . . . . . . . . . .        144,702           173,251

Non-current employee benefits and other liabilities . . . . .         17,944            19,197

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):
  Redeemable preferred stock (par value $1.00 per share;
    authorized 1,000 shares; no shares issued and out-
    standing)
  Common stock (par value $0.10 per share; authorized
    2,000 shares; issued and outstanding 1,000 shares)
    and contributed capital . . . . . . . . . . . . . . . . .         49,840            53,240
  Accumulated deficit . . . . . . . . . . . . . . . . . . . .       (217,673)         (207,946)
                                                                    --------          --------
      Total stockholder's deficit . . . . . . . . . . . . . .       (167,833)         (154,706)
                                                                    --------          --------
      Total liabilities and stockholder's equity (deficit). .       $ 98,242          $113,314
                                                                    ========          ========

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)


                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                       ------------------    -------------------
                                                         1996       1995       1996       1995
                                                       --------   -------    --------  ---------
Net sales* . . . . . . . . . . . . . . . . . . . .     $101,125   $122,648   $292,899   $337,217

Cost of sales* . . . . . . . . . . . . . . . . . .       45,614     53,630    134,439    155,713
                                                       --------   --------   --------   --------
      Gross profit . . . . . . . . . . . . . . . .       55,511     69,018    158,460    181,504

Selling, general and administrative expenses . . .       51,709     56,008    148,357    156,647
Restructuring. . . . . . . . . . . . . . . . . . .          425        745      1,180      1,786
                                                       --------   --------   --------   --------
      Operating income . . . . . . . . . . . . . .        3,377     12,265      8,923     23,071

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . .           23          -         23          -
  Interest expense . . . . . . . . . . . . . . . .       (5,982)    (5,836)   (17,831)   (17,638)
  Equity in loss of affiliate  . . . . . . . . . .         (740)         -       (740)         -
  Sale of assets . . . . . . . . . . . . . . . . .            -        131      3,698        416
  Miscellaneous, net . . . . . . . . . . . . . . .            -          -          -       (327)
                                                       --------   --------   --------   --------
      Income (loss) before income taxes. . . . . .       (3,322)     6,560     (5,927)     5,522

Income tax provision . . . . . . . . . . . . . . .        3,800        388      3,800        109
                                                       --------   --------   --------   --------
      Net income (loss). . . . . . . . . . . . . .     $ (7,122)  $  6,172   $ (9,727)  $  5,413
                                                       ========   ========   ========   ========

*Net sales and cost of sales include federal excise taxes of $26,074, $32,643, $76,758 and $92,238, respectively.












                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                  (Unaudited)
                             (Dollars in thousands)


                                                             Common
                                                            Stock and                    Total
                                                           Contributed  Accumulated  Stockholder's
                                                             Capital      Deficit       Deficit
                                                           -----------  -----------  -------------
Balance at December 31, 1995  . . . . . . . . . . . .        $53,240    $(207,946)     $(154,706)

  Net loss  . . . . . . . . . . . . . . . . . . . . .              -       (9,727)        (9,727)
  Consideration for option to acquire affiliate
    stock in excess of its net assets (Note 10) . . .         (3,400)           -         (3,400)
                                                             -------    ---------      ---------
Balance at September 30, 1996 . . . . . . . . . . . .        $49,840    $(217,673)     $(167,833)
                                                             =======    =========      =========



















                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                -----------------------
                                                                                  1996           1995
                                                                                -------        --------
Cash flows from operating activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . .        $(9,727)       $  5,413
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . .          6,071           6,024
    Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .          3,800               -
    Gain on sale of property, plant and equipment  . . . . . . . . . . .         (3,698)           (416)
    Equity in loss of affiliate  . . . . . . . . . . . . . . . . . . . .            740               -
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . .  . . . . . . . .          5,537          11,327
    Inventories . . . . . . . . . . . . . . . . . . . . . . .  . . . . .          3,977           1,382
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .           (261)           (696)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,141)        (15,829)
    Non-current employee benefits  . . . . . . . . . . . . . . . . . . .           (246)           (320)
    Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (914)            460
                                                                                -------        --------
       Net cash provided by (used in) operating activities . . . . . . .           (862)          7,345
                                                                                -------        --------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment  . . . . . . . . .          4,415             567
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .         (2,983)           (781)
  Investments in affiliates. . . . . . . . . . . . . . . . . . . . . . .         (5,500)           (800)
                                                                                -------        --------
       Net cash used in investing activities . . . . . . . . . . . . . .         (4,068)         (1,014)
                                                                                -------        --------
Cash flows from financing activities:
  Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . .           (191)           (756)
  Net borrowings (repayments) under revolving credit facility. . . . . .          9,510          (3,449)
  Deferred finance charges . . . . . . . . . . . . . . . . . . . . . . .            (18)              -
  Decrease in cash overdraft . . . . . . . . . . . . . . . . . . . . . .         (3,761)         (2,126)
                                                                                -------        --------
       Net cash provided by (used in) financing activities . . . . . . .          5,540          (6,331)
                                                                                -------        --------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . .            610               -

Cash and cash equivalents:
  Beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . .              -               -
                                                                                -------        --------
  End of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   610        $      -
                                                                                =======        ========
Supplemental cash flow information:
  Cash payments (refunds) during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $22,400        $ 22,364
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   129        $    (16)

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)

1.   The Company

     Liggett Group Inc. ("Liggett" or the "Company") is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke Group Ltd. ("BGL"). Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States.

     The consolidated financial statements included herein are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. The December 31, 1995 balance sheet has been derived from audited financial statements. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation with no effect on previously reported net income (loss) or stockholder's equity (deficit). These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. The results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $167,833 as of September 30, 1996 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants and, if the lenders were to exercise acceleration rights under the revolving credit facility or senior secured note indenture or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements. Liggett is currently negotiating with its lenders for an extension of the maturity and a modification of other terms under its revolving credit facility which expires on March 8, 1997. In addition, $7,500 principal amount of its senior secured notes are required to be redeemed on or before February 1, 1997. While management currently believes that its revolving credit facility will be extended and modified on satisfactory terms and funds will be available to meet the 1997 redemption requirement, no assurances can be made in this regard.


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

4.   Assets Under Agreements for Sale

     On April 29, 1996, Liggett executed a definitive agreement (as amended on September 11, 1996) with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty in Durham, NC, for a sale price of $2,200. While the agreement provides for the closing to occur on or before March 11, 1997, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit of $550 and not close. The net book value of those assets ($315) for which the agreement was signed have been classified as current assets on the Company's Consolidated Balance Sheet as of September 30, 1996.

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


5.   Inventories

     Inventories consist of the following:

                                                 September 30,  December 31,
                                                     1996           1995
                                                 -------------  ------------

Finished goods  . . . . . . . . . . . . . . .      $19,608       $18,240
Work-in-process . . . . . . . . . . . . . . .        3,415         3,331
Raw materials . . . . . . . . . . . . . . . .       23,292        24,946
Replacement parts and supplies. . . . . . . .        3,829         3,926
                                                   -------       -------

Inventories at current cost . . . . . . . . .       50,144        50,443

LIFO adjustment . . . . . . . . . . . . . . .          221         3,899
                                                   -------       -------

Inventories at LIFO cost  . . . . . . . . . .      $50,365       $54,342
                                                   =======       =======

     The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $29,840 at September 30, 1996.

6.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:


                                                                 September 30,  December 31,
                                                                     1996           1995
                                                                 ------------  ------------

     Land and improvements . . . . . . . . . . . . . . . . . .      $   455       $   542
     Buildings . . . . . . . . . . . . . . . . . . . . . . . .        5,848         6,011
     Machinery and equipment . . . . . . . . . . . . . . . . .       40,702        38,344
                                                                    -------       -------

     Property, plant and equipment . . . . . . . . . . . . . .       47,005        44,897

     Less accumulated depreciation . . . . . . . . . . . . . .      (28,831)      (26,545)
                                                                    -------       -------

     Property, plant and equipment, net. . . . . . . . . . . .      $18,174       $18,352
                                                                    =======       =======

7.   Long-Term Debt

     Long-term debt consists of the following:

                                                                 September 30,  December 31,
                                                                     1996          1995
                                                                 -------------  ------------
     11.5% Senior Secured Notes due February 1, 1999, net
       of unamortized discount of $474 and $627,
       respectively. . . . . . . . . . . . . . . . . . . . . .      $119,638      $119,485
     Variable Rate Series C Senior Secured Notes due
       February 1, 1999  . . . . . . . . . . . . . . . . . . .        32,279        32,279
     Borrowings outstanding under revolving credit facility. .        30,527        21,017
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .           329           520
                                                                    --------      --------
                                                                     182,773       173,301

     Current portion . . . . . . . . . . . . . . . . . . . . .       (38,071)          (50)
                                                                    --------      --------

     Amount due after one year . . . . . . . . . . . . . . . .      $144,702      $173,251
                                                                    ========      ========

     Senior Secured Notes


     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. The Notes are collateralized by substantially all of the assets of the Company, excluding inventories and receivables. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of the Company at any time on or after February 1, 1996. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

     On January 31, 1994, the Company issued $22,500 of Variable Rate Series C Senior Secured Notes (the "Series C Notes"). The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes initially bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. The Company had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Series C Notes to be issued under the Note indenture. In connection with the consents, holders of Series B Notes received Series C Notes totaling two percent of their current Series B Notes holdings. The total principal amount of such Series C Notes issued was $2,842. On November 20, 1994, the Company issued the remaining $7,508 of Series C Notes in exchange for an equal amount of Series B Notes and cash of $375. The Series B Notes so exchanged were credited against the mandatory redemption requirement for February 1, 1995.

     BGLS purchased  $4,500 of the Series C Notes which were subsequently sold.

     Revolving Credit Facility

     On March 8, 1994, Liggett entered into a revolving credit facility ("the Facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $1,550 based upon eligible collateral at September 30, 1996. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.25% at September 30, 1996. The Facility contains certain financial covenants similar to those contained in the Note indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $175,000) and working capital (not to fall below a deficit of $35,000). The Facility was reclassified to short-term debt because it becomes due on March 8, 1997.


8.   Commitments and Contingencies

     Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against BGL or Liggett). New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated under certain circumstances and the amount received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue. To date a number of such actions, including several against Liggett, have been disposed of favorably to the defendants.

     In the action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court on June 24, 1992, issued an opinion regarding federal preemption of state law damage actions. The Supreme Court in Cipollone concluded that The Federal Cigarette Labeling and Advertising Act (the "1965 Act") did not preempt any state common law damage claims. Relying on The
Public Health Cigarette Smoking Act of 1969 (the "1969 Act"), however, the Supreme Court concluded that the 1969 Act preempted certain, but not all, common law damage claims. Accordingly, the decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. It does permit, however, claims for fraudulent misrepresentation (other than a claim of fraudulently neutralizing the warning), concealment (other than in advertising and promotion of cigarettes), conspiracy and breach of express warranty after 1969. The Court expressed no opinion as to whether any of these claims are viable under state law, but assumed arguendo that they are viable.

     In addition, bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

     On March 27, 1987, an action entitled Yvonne Rogers v. Liggett Group Inc. et al., Superior Court, Marion County, Indiana, was filed against Liggett and others. The plaintiff seeks compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial commenced on August 5, 1996. On August 23, 1996, the jury returned a verdict in favor of the defendants.

     On October 31, 1991, an action entitled Broin et al. v. Philip Morris Companies, Inc., et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On December 12, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants appealed this ruling and on January 3, 1996, the Third District Court of Appeal in Florida ("Third DCA") affirmed the class certification order. On May 8, 1996, the Third DCA denied defendants' rehearing request. On June 5, 1996, the Third DCA denied defendants' petition for a stay of its order upholding class certification, but granted defendants' motion for a stay of class notice pending consideration by the Florida Supreme Court. On June 17, 1996, the Florida Supreme Court denied defendants' petition for review. The suit is scheduled to go to trial on June 2, 1997.

     On May 12, 1992, an action entitled Cordova v. Liggett Group Inc., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council for Tobacco Research ("CTR") and its predecessor. The complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. The case is presently in the discovery phase. A similar action has been filed in the Superior Court for the State of California, City of San Francisco.

     On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alone alleging as injury lung cancer. Fact discovery closed on August 31, 1995; expert discovery continues. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiffs' fraud and breach of warranty claims on statute of limitations grounds, but allowed plaintiffs' personal injury claims to survive. In the same order, the District Court vacated the Magistrate's March 19, 1996 order compelling Liggett to produce certain CTR documents with respect to which Liggett had asserted various privilege claims, and allowed the other cigarette manufacturers and the CTR to intervene in order to assert their interests and privileges with respect to those same documents. The Court also ordered the Magistrate to reconsider his March 19, 1996 order and the effect of the District Court's summary judgment order. Oral argument concerning the relevancy of the CTR documents in light of the District Court's summary judgment order was conducted on August 8, 1996. The Magistrate's ruling on this matter is pending.

     On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company, et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and residents of the United States who claim to be addicted to tobacco products and survivors who claim their decedents were addicted. The complaint is based upon the claim that defendants manipulated the nicotine levels in their tobacco products with the intent to addict plaintiffs and the class members. The complaint also alleges causes of action sounding in fraud, deceit, negligent misrepresentation, breach of express and implied warranty, strict liability and violation of consumer protection statutes. Plaintiffs seek compensatory and punitive damages and equitable relief including disgorgement of profits from the sale of cigarettes and creation of a fund to monitor the health of class members and to pay for medical expenses allegedly caused by defendants, attorneys' fees and costs. On February 17, 1995, the District Court issued an order that granted in part plaintiffs' motion for class certification. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the District Court's order certifying the nationwide class action and instructed the District Court to dismiss the class complaint.

     On March 12, 1996, BGL and Liggett entered into an agreement to settle the Castano class action tobacco litigation. The settlement undertakes to release BGL and Liggett from all current and future addiction-based claims, including claims by a nationwide class of smokers in the Castano class action pending in Louisiana federal court as well as claims by a narrower statewide class in the Engle case (described below) pending in Florida state court. The settlement is subject to and conditioned upon the approval of the United States District Court for the Eastern District of Louisiana. The Company is unable to determine at this time when the Court will review the settlement, and no assurance can be given that the settlement will be approved by the Court. Certain of the terms of the settlement are summarized below.

     Under the settlement, the Castano class would receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, together with reasonable fees and expenses of the Castano Plaintiffs Legal Committee. Settlement funds received by the class would be used to pay half the cost of smoking-cessation programs for eligible class members. While neither consenting to Food and Drug Administration ("FDA") jurisdiction nor waiving their objections thereto, BGL and Liggett also have agreed to phase in compliance with certain of the proposed interim FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

     BGL and Liggett have the right to terminate the Castano settlement if the remaining defendants succeed on the merits or in the event of a full and final denial of class action certification. The terms of the settlement would still apply if the Castano plaintiffs or their lawyers were to institute a substantially similar new class action against the tobacco industry. BGL and Liggett may also terminate the settlement if they conclude that too many class members have chosen to opt out of the settlement. In the event of any such termination by BGL and Liggett, the named plaintiffs would be at liberty to renew their prosecution of such civil action against BGL and Liggett.

     On March 14, 1996, BGL and the Castano Plaintiffs Legal Committee and the Castano Plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval of the Castano settlement or, if earlier, the completion of a combination by BGL or Liggett with certain defendants, or an affiliate thereof, in Castano, the Castano Plaintiffs agree not to enter into any settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano Plaintiffs enter into any such settlement during this period, they shall pay BGL $250,000 within thirty days of the more favorable agreement and offer BGL and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If BGL or its affiliates enter into any such transaction, then the Castano Plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

      On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion seeking preliminary approval of the Castano settlement. That motion has not yet been heard by the court.

      On May 5, 1994, an action entitled Engle, et al. v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the 11th Judicial District in and for Dade County, Florida, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including but not limited to a medical fund for future health care costs, attorneys' fees and costs. On October 31, 1994, plaintiffs' motion to certify the action as a class action was granted. Defendants have appealed this ruling. On January
31, 1996, the Third DCA affirmed the ruling of the trial court certifying the action as a class action, but modified the trial court ruling to limit the class to Florida citizens and residents. On May 8, 1996, the Third DCA denied defendants' rehearing request. On June 5, 1996, the Third DCA denied defendants' petition for a stay of its order upholding class certification but granted defendants' motion for a stay of class notice pending consideration by the Florida Supreme Court. On October 2, 1996, the Florida Supreme Court denied defendants' petition for review.

     In February 1995, an action entitled Grady Carter, et al. v. The American Tobacco Company, et al., Superior Court for the State of Florida, Duval County, was filed against Liggett and others. Plaintiff sought compensatory damages, including, but not limited to, reimbursement for medical costs. Both American Tobacco and Liggett were subsequently dismissed from this action. On August 9, 1996, a jury returned a verdict against the remaining defendant, Brown & Williamson Tobacco Corp., in the amount of $750,000. Brown & Williamson has announced that it intends to appeal that verdict.

     On April 11, 1996, an action entitled Harris, et al. v. The American Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the United States, its territories and possessions and the Commonwealth of Puerto Rico who allegedly have become addicted to cigarette products and have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund for future health costs, attorneys' fees and costs.

     On May 6, 1996, an action entitled Norton, et al. v. RJR Nabisco Holdings Corp., et al., Madison County, Indiana Superior Court, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Indiana who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund for future health care costs, attorneys' fees and costs. On June 3, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the Southern District of Indiana.

     On May 29, 1996, an action entitled Richardson, et al. v. Philip Morris Inc., et al., Circuit Court for Baltimore City, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Maryland who allegedly have become addicted to cigarette products and allegedly have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages, together with equitable relief including, but not limited to, a medical fund for future health care costs, attorneys' fees and costs. On June 27, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the District of Maryland.

     On June 21, 1996, an action entitled Reed v. Philip Morris, et al., Superior Court of the District of Columbia, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiff and all persons in the District of Columbia who allegedly have become addicted to cigarette products and have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund for future health costs, attorneys' fees and costs.

     On August 8, 1996, an action entitled Arch, et al. v. The American Tobacco Company, et al., Philadelphia County Court of Common Pleas, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiff and all persons in the State of Pennsylvania who allegedly have become addicted to cigarette products and have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund for future health costs, attorneys' fees and costs. On August 27, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the Eastern District of Pennsylvania. That court denied plaintiffs' Motion to Remand on October 21, 1996.

     On August 20, 1996, an action entitled Chamberlain, et al. v. The American Tobacco Company, et al., Court of Common Pleas of Cuyahoga County, State of Ohio, was filed against Liggett and others. The class action complaint was brought on behalf of plaintiffs and all persons in the State of Ohio who allegedly have become addicted to cigarette products and have suffered personal injury as a result thereof. Plaintiffs seek compensatory and punitive damages together with equitable relief including, but not limited to, a medical fund for future health costs, attorneys' fees and costs. On September 12, 1996, the defendant tobacco companies filed a notice of removal in the United States District Court for the Northern District of Ohio.

     A number of proceedings have been filed against Liggett and others by state and local government entities or officials seeking restitution and indemnity for medical payments and expenses made or incurred for tobacco related illnesses. Such actions have been filed by the States of Minnesota (together with Minnesota Blue Cross-Blue Shield), Mississippi, West Virginia, Massachusetts, Louisiana, Texas, Washington, Maryland, Connecticut, Arizona, Michigan, New Jersey, Ohio and Oklahoma. Additionally, the City and County of San Francisco, the City and County of Los Angeles and the City and County of New York have commended proceedings. In West Virginia, the trial court, in a ruling issued on May 3, 1995, dismissed eight of the ten counts of the complaint filed therein, leaving only two counts of an alleged conspiracy to control the market and the market price of tobacco products and an alleged consumer protection claim. In a subsequent ruling, the trial court adjudged the contingent fee agreement entered into by West Virginia and its counsel to be unconstitutional under the Constitution of the State of West Virginia. In Mississippi, the Governor has recently commenced an action in the Mississippi Supreme Court against the Attorney General of the state, making application for a writ of prohibition to bar further prosecution and to seek dismissal of the suit brought by the Attorney General of the state seeking such restitution and indemnity, alleging that the commencement and prosecution of such a civil action by the Attorney General of the state was and is outside the authority of the Attorney General.

     On November 28, 1995, each of the major manufacturers in the industry, including Liggett, filed suit in both the Commonwealth of Massachusetts and the State of Texas seeking declaratory relief to the effect that the commencement of any such litigation seeking to recover Medicaid expenses against the manufacturers (as had been filed by the above referenced states) by either the Commonwealth of Massachusetts or the State of Texas would be unlawful. On January 22, 1996, a suit seeking substantially similar declaratory relief was filed in the State of Maryland.

     The State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). Liggett, after initial litigation, entered into a settlement of this controversy with the State of Florida, the terms of which are described below.

    In addition, legislation authorizing a state to sue a company or individual to recover the costs incurred by that state to provide health care to persons allegedly injured by the company or individual also has been introduced in a number of other states. These bills contain some or all of the following provisions: eliminating certain affirmative defenses, permitting the use of statistical evidence to prove causation and damages, adopting market share liability and allowing class action suits without notification to class members.

     On March 15, 1996, BGL and Liggett entered into a settlement of tobacco litigation with the Attorneys General of the States of Florida, Louisiana, Mississippi, West Virginia and the Commonwealth of Massachusetts. The settlement with the Attorneys General releases BGL and Liggett from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

     Under the settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by BGL or Liggett with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if BGL or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement. At December 31, 1995, Liggett accrued approximately $4,000 for the settlement with the Attorneys General.

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

     Currently, in addition to the above, approximately 120 product liability lawsuits are pending and active in which Liggett is a defendant. Of these, approximately 85 are pending in the State of Florida. In most of these lawsuits, plaintiffs seek punitive as well as compensatory damages. The next case scheduled for trial where Liggett is a defendant is George Jay v. R.J. Reynolds Tobacco Company, et al., which is scheduled for trial in March 1997.

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

     Liggett has been responding to a civil investigative demand from the Antitrust Division of the United States Department of Justice which requests certain information from Liggett. The request appears to focus on United States tobacco industry activities in connection with product development efforts regarding, in particular, "fire-safe" or self-extinguishing cigarettes. It also requests certain general information addressing Liggett's involvement with and relationship to its competitors. The Company is unable to predict, at this time, the outcome of this investigation.

     As to each of the cases referred to above which is pending against Liggett, the Company believes, and has been advised by counsel handling the respective cases, that the Company has a number of valid defenses to the claim or claims asserted against the Company. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Recently, there have been a number of restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement of the purported class actions referred to above. These developments generally receive widespread media attention. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

     The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett. It is possible that the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation.

     On August 28, 1996, the FDA filed in the Federal Register a final rule classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation has been commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. Management is unable to predict the outcome of this litigation or the effects of regulations, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

     BGL and Liggett, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed rule making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Attorneys General settlements above.


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

     The United States Department of Agriculture ("USDA") informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement for 1994 and was subject to a marketing assessment of approximately $5,500. At December 31, 1995, the Company accrued approximately $4,900 representing the present value of its obligation for the USDA marketing assessment. The charge was included as a component of cost of sales in 1995. Liggett has agreed to pay this assessment in quarterly installments with interest over a five year period. Under certain circumstances, payment can be accelerated. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, the Company was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

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

     In September 1991, the Occupational Safety and Health Administration ("OSHA") issued a Request for Information relating to indoor air quality, including ETS, in occupational settings. OSHA announced in March 1994 that it would commence formal rulemaking during the year. Hearings were completed during 1995 but it is not anticipated that any regulation will issue prior to the end of 1996. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

     In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults, and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

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

     On March 15, 1996, an action entitled Spencer J. Volk v. Liggett Group Inc. was filed in the United States District Court for the Southern District of New York, Case No. 96-CIV-1921, wherein the plaintiff, who was formerly employed as Liggett's President and Chief Executive Officer, seeks recovery of certain monies allegedly owing by Liggett to him for long-term incentive compensation. At a September 19, 1996 hearing, the Court dismissed the plaintiff's alternate claim for recovery under a fraud theory and reserved judgment on an additional ground of Liggett's motion to dismiss the balance of the complaint, which decision is still pending. Preliminary discovery has recently commenced.

     There are several other proceedings, lawsuits and claims pending against Liggett unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations or cash flows.


9.   Income Taxes

     Liggett increased its valuation allowance for its deferred tax assets by $3,800 in the three months ended September 30, 1996 based on its current determination that it is more likely than not that such future tax benefits may not be realized. The provision for income taxes for the three and nine months ended September 30, 1995, which represented the effects of the Alternative Minimum Tax and state income taxes, does not bear a customary relationship with pre-tax accounting income (loss) principally as a consequence of the changes in the valuation allowance relating to deferred tax assets.


10.  Related Party Transactions

     On July 5, 1996, Liggett purchased from Brooke (Overseas) Ltd. ("BOL"), an indirect subsidiary of BGL, 140,000 shares (approximately 20%) of Liggett-Ducat Ltd.'s ("LDL") tobacco operations for $2,100. LDL, which produces cigarettes in Russia, manufactured and marketed 10.4 billion cigarettes in 1995. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price, up to 292,407 additional shares of LDL, thereby entitling Liggett to increase its interest in LDL to approximately 62%. The option fee would be credited against the purchase price. In addition, Liggett has the right on or before June 30, 1997 to acquire from BOL for $2,200 another ten-year option on the same terms to purchase the remaining 27% of the shares of LDL owned by BOL. Liggett accounts for its investment in LDL under the equity method of accounting. Liggett's equity in the net loss of LDL amounted to $740 for the three months ended September 30, 1996. The excess of the cost of the option over carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit.

     Since October 1990, Liggett has provided certain administrative and technical support to LDL in exchange for which LDL provides assistance to Liggett in its pursuit of selling cigarettes in the Russian Republic. The expenses associated with Liggett's activities amounted to $5, $30, $9 and $138 for the three and nine months ended September 30, 1996 and 1995, respectively.

     Liggett is a party to a Tax-Sharing Agreement dated June 29, 1990 with BGL and certain other entities pursuant to which Liggett has paid taxes to BGL as if it were filing a separate company tax return, except that the agreement effectively limits the ability of Liggett to carry back losses for refunds. Liggett is entitled to recoup overpayments in a given year out of future payments due under the agreement.

     Liggett is a party to an agreement dated February 26, 1991, as amended October 1, 1995, with BGL to provide various management and administrative services to the Company in consideration for an annual management fee of $900 paid in monthly installments and annual overhead reimbursements of $864 paid in quarterly installments. The expenses associated with Liggett's activities amounted to $441, $441, $1,323 and $1,323 for the three and nine months ended September 30, 1996 and 1995, respectively.

     Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS provides corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $790, $752, $2,370 and $2,257 for the three and nine months ended September 30, 1996 and 1995, respectively. This fee is in addition to the management fee and overhead reimbursements described above.

     Since April 1994, the Company has leased equipment from BGLS for $50 per month.

     Accounts receivable from affiliates relate principally to advances for expenses paid by Liggett on behalf of its affiliates.

     The Company acquired Carolina Tobacco Express Company ("CTEC") from its indirect parent during 1995 for $800. The excess of cost over carrying amount of net assets acquired has been charged to stockholder's deficit. The effect of the accounting treatment presents the investment in CTEC at carryover basis.


11.  Restructuring Charges

     During the first nine months of 1995, Liggett, in an effort to reduce costs, offered voluntary retirement programs to eligible employees, among other things, and reduced the Company's headcount by 117 positions. In connection therewith, the Company recorded a $2,407 restructuring charge to operations ($621 of which was included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees.

     During the first nine months of 1996, Liggett continued its efforts to reduce costs and reduced the Company's headcount by 7 additional positions. A restructuring charge of $1,180 for severance programs, primarily salary continuation and related benefits for terminated employees was recorded in connection therewith.

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                       September 30,  December 31,
                                                                           1996           1995
                                                                       -------------  ------------

                                     ASSETS

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     6       $     8

Office equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .          2             2

Trademarks, at cost, less accumulated amortization of
  $16,868 and $15,593, respectively   . . . . . . . . . . . . . . . .      3,545         4,820
                                                                         -------       -------

        Total assets  . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,553       $ 4,830
                                                                         =======       =======
                      LIABILITIES AND STOCKHOLDER'S EQUITY

Federal income taxes currently payable to parent  . . . . . . . . . .    $     4       $   164

Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . .      2,052         2,536

Other current liabilities . . . . . . . . . . . . . . . . . . . . . .        200             -

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .      1,241         1,687
                                                                         -------       -------

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .      3,497         4,387
                                                                         -------       -------
Stockholder's equity:
  Common stock (par value $1.00 per share; authorized,
    issued and outstanding 100 shares) and contributed
      capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .     46,824        47,653

  Receivables from parent:
    Note receivable - interest at 14%, due no sooner
      than February 1, 1999 . . . . . . . . . . . . . . . . . . . . .    (44,520)      (44,520)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,248)       (2,690)
                                                                         -------       -------

        Total stockholder's equity. . . . . . . . . . . . . . . . . .         56           443
                                                                         -------       -------

        Total liabilities and stockholder's equity. . . . . . . . . .    $ 3,553       $ 4,830
                                                                         =======       =======

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)


                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                               --------------------  --------------------
                                                 1996       1995       1996       1995
                                               ---------  ---------  ---------  ---------
Revenues:
  Royalties - parent . . . . . . . . . .         $2,233     $3,176    $ 6,383    $ 8,115
  Interest - parent  . . . . . . . . . .          1,576      1,576      4,729      4,729
                                                 ------     ------    -------    -------
                                                  3,809      4,752     11,112     12,844
Expenses:
  Amortization of trademarks . . . . . .            425        425      1,275      1,276
  Miscellaneous, net . . . . . . . . . .            227         25        286         82
                                                 ------     ------    -------    -------

    Income before income taxes . . . . .          3,157      4,302      9,551     11,486

Income tax provision . . . . . . . . . .          1,105      1,506      3,343      4,020
                                                 ------    -------    -------    -------

    Net income . . . . . . . . . . . . .         $2,052     $2,796    $ 6,208    $ 7,466
                                                 ======    =======    =======    =======


























                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                          ----------------------
                                                                            1996        1995
                                                                          ---------  -----------

Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,208      $ 7,466
  Adjustments to reconcile net income to net cash provided
        by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . .      1,275        1,276
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .       (446)        (447)
    Changes in assets and liabilities:
      Federal income taxes currently payable. . . . . . . . . . . . . .       (160)         192
      Dividends payable . . . . . . . . . . . . . . . . . . . . . . . .          -          323
      Other current liabilities . . . . . . . . . . . . . . . . . . . .        200            -
                                                                           -------      -------

        Net cash provided by operating activities . . . . . . . . . . .      7,077        8,810
                                                                           -------      -------
Cash flows from financing activities:
  Dividends/capital distributions . . . . . . . . . . . . . . . . . . .     (7,521)      (8,295)
  (Increase) decrease in due from parent. . . . . . . . . . . . . . . .        442         (507)
                                                                           -------      -------

        Net cash used in financing activities . . . . . . . . . . . . .     (7,079)      (8,802)
                                                                           -------      -------

Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .         (2)           8

Cash:
  Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .          8            2
                                                                           -------      -------

  End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     6      $    10
                                                                           =======      =======
Supplemental cash flow information:
  Payments of income taxes through receivable from parent . . . . .        $ 3,949      $ 4,275
  Dividends/capital distributions declared but not paid . . . . . . . .    $ 2,052      $     -

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in thousands)

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $167,833 as of September 30, 1996 and is highly leveraged. Due to the many risks and uncertainties associated with the cigarette industry, impact of recent tobacco litigation settlements and increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants and, if the lenders were to exercise acceleration rights under the revolving credit facility or senior secured note indenture or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements. Liggett is currently negotiating with its lenders for an extension of the maturity and a modification of other terms under its revolving credit facility which expires on March 8, 1997. In addition, $7,500 principal amount of its senior secured notes are required to be redeemed on or before February 1, 1997. While management currently believes that the revolving credit facility will be extended and modified on satisfactory terms and funds will be available to meet the 1997 redemption requirement, no assurances can be given in this regard.


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

     On March 12, 1996, BGL and Liggett entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, BGL and Liggett entered into an agreement with the Attorneys General of the States of Florida, Massachusetts, Mississippi, Louisiana and West Virginia to settle certain actions brought against Liggett by such states.

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

     Under the Attorneys General settlement, the states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation). In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage would range from 2-1/2% to 7-1/2% of Liggett's pretax income, depending on the number of additional states joining the settlement. All of Liggett's payments are subject to certain reductions
provided for in the agreement.   Liggett has also agreed to pay to the states
$5,000 if BGL or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

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


RESULTS OF OPERATIONS

1996 Restructuring

     During the first nine months of 1996, the Company reduced its headcount by 7 positions and recorded a $1,180 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the 1996 restructuring relate primarily to reduced payroll and benefits expenses in future periods which management currently estimates at approximately $650 on an annualized basis, although there can be no assurance such savings can be realized. Of the restructuring recorded in 1996, $565 was funded by September 30, 1996.


1995 Restructuring

     During the first nine months of 1995, the Company reduced its headcount by 117 positions and recorded a $2,407 restructuring charge to operations ($621 of which was included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the 1995 restructuring relate primarily to reduced payroll and benefits expenses in future periods which management currently estimates at approximately $6,700 on an annualized basis, although there can be no assurance such savings can be realized. All of the restructuring recorded in 1995 ($2,548 for the year ended December 31, 1995) was fully funded by June 30, 1996.


Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Net sales were $101,125 for the three months ended September 30, 1996 compared to $122,648 for the same period in 1995. This 17.5% decrease in revenues was due primarily to a 20.5% decline in domestic unit sales volume, partially offset by the effects of the recent list price increase (see "- Recent Developments in the Cigarette Industry - Pricing Activity"). The decline in unit sales volume was comprised of declines within the premium segment of 15.3% and discount segment (which includes generic, control label and branded discount products) of 22.1%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. The Company experienced a significant increase in volume at the end of the quarter, in part due to ongoing trade programs based on quarterly volume targets which Liggett sets for its customers and in part due to consumer promotional programs consisting of coupons and variable price reductions.

     Gross profit was $55,511 for the three months ended September 30, 1996, a decrease of $13,507 from $69,018 for the same period in 1995, due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit decreased to 74.0% for the three months ended September 30, 1996 compared to 76.7% for the same period in 1995. This decrease is the result of increased tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the recent list price increase.

     Operating income decreased to $3,377 for the three months ended September 30, 1996 from $12,265 for the same period in 1995, due primarily to the decrease in gross profit discussed above. The negative effects on operating income were partially offset by reduced spending on promotional programs.

     Net interest expense was $5,959 for the three months ended September 30, 1996 compared to $5,836 for the same period in 1995. This increase was due to interest accrued on the United States Department of Agriculture ("USDA") marketing assessment and Attorneys General settlement, partially offset by the redemption of $7,000 Series B Notes in December 1995.

     Net loss amounted to $7,122 for the three months ended September 30, 1996 compared to net income of $6,172 for the same period in 1995. This decrease was primarily the result of the same factors affecting operating income as discussed above, along with Liggett's equity in the net loss of Liggett-Ducat Ltd. ("LDL") of $740 and recording of $3,800 tax expense to increase the valuation allowance for deferred tax assets based on management's determination that it is more likely than not that such future tax benefits may not be realized.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Net sales were $292,899 for the nine months ended September 30, 1996 compared to $337,217 for the same period in 1995. This 13.1% decrease in revenues was due primarily to a 17.2% decline in domestic unit sales volume, partially offset by effects of recent list price increases. The decline in unit sales volume was comprised of declines within the premium segment of 11.8% and discount segment of 18.8%. The decline in premium and discount unit sales volume was due to aggressive trade programs offered by the Company at the end of the fourth quarter of 1995 which may have accelerated purchases that would ordinarily have been made in early 1996, certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

     Gross profit was $158,460 for the nine months ended September 30, 1996, a decrease of $23,044 from $181,504 for the same period in 1995, due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit decreased to 73.3% for the nine months ended September 30, 1996 compared to 74.1% for the same period in 1995. This decrease is a result of the increased tobacco costs discussed above, partially offset by recent list price increases and restructuring charges incurred in 1995 with no similar charges in 1996.

     Operating income decreased to $8,923 for the nine months ended September 30, 1996 from $23,071 for the same period in 1995, due primarily to the decrease in gross profit discussed above. The negative effects on operating income were partially offset by reduced spending on promotional programs, reduced administrative expenses resulting from the restructurings discussed above and reduced legal expenses due to the financial assistance Liggett has been receiving from others in the industry in defraying the costs incurred in the defense of smoking and health litigation (see "- Capital Resources and Liquidity").

     Net interest expense was $17,808 for the nine months ended September 30, 1996 compared to $17,638 for the same period in 1995. This increase was due to interest accrued on the USDA marketing assessment and Attorneys General settlement, along with the higher reset interest rate on the Series C Notes which was reset from 16.5% to 19.75% on February 1, 1995, partially offset by the redemption of $7,000 Series B Notes in December 1995.

     Net loss amounted to $9,727 for the nine months ended September 30, 1996 compared to net income of $5,413 for the same period in 1995. This decrease was primarily the result of the same factors affecting operating income discussed above, along with Liggett's equity in the net loss of LDL of $740 and the recording of $3,800 tax expense to increase the valuation allowance for deferred tax assets based on management's determination that it is more likely than not that such future tax benefits may not be realized. The negative effects on income were partially offset by the gain of approximately $3,600 on the sale of surplus realty to the County of Durham (see "- Capital Resources and Liquidity").


CAPITAL RESOURCES AND LIQUIDITY

     Cash used in operations was $862 for the nine months ended September 30, 1996 compared to cash provided by operations of $7,345 for the same period in 1995. This decrease was due primarily to the decline in net sales (see "- Results of Operations"). The negative effects on cash flows from operations were partially offset by increased promotional accruals, decreased trade receivables and inventories, savings resulting from the restructurings (see "- Results of Operations") and reduced legal fees.

     Liggett has been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings. The future financial benefit to the Company is not quantifiable at this time since the arrangements for assistance can be terminated under certain circumstances and the amount of assistance received, if any, would be a function of the level of costs incurred. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. No assurances can be made that other arrangements will continue.

     Management believes that cash flows from operations and the Company's revolving credit facility ("the Facility") will continue to meet its liquidity requirements for the twelve months ending September 30, 1997. Management believes that the positive effects on cash flow from operations resulting from the April 1996 price increase, estimated at approximately $7,100 on an annual basis, and the estimated savings resulting from the Company's restructurings, estimated at approximately $7,350 on an annual basis, will enable the Company to meet its estimated interest expense of approximately $22,700 annually, the sinking fund requirement to redeem $7,500 principal amount of the Notes on or before February 1, 1997, budgeted capital expenditures of approximately $2,500 and payments of $1,400 on the USDA marketing assessment. However, there can be no assurance that such anticipated increases in cash flow will materialize as there are a number of factors including increased tobacco costs, litigation expenses and payments based on future income to which the Company is committed under the Castano and Attorneys General settlement agreements, the amounts of which are unknown. Further, the Facility was reclassified to short-term debt because the Facility becomes due on March 8, 1997 thereby creating a working capital deficiency of approximately $32,300 at September 30, 1996. Liggett is currently negotiating with its lenders for an extension of the maturity and a modification of other terms under the Facility. While management currently believes the Facility will be extended and modified on satisfactory terms and funds will be available to meet the requirement to redeem $7,500 principal amount of Notes, no assurances can be given in this regard.

     Cash used in investing activities was $4,068 for the nine months ended September 30, 1996 compared to $1,014 for the same period in 1995. Capital expenditures were $2,983 and expenditures for the investment in LDL were $5,500 (see below) for the nine months ended September 30, 1996 compared to expenditures for the acquisition of Carolina Tobacco Express for $800 and capital expenditures of $781 for the same period in 1995. The capital expenditures of both periods were principally for equipment modernization. Capital expenditures of approximately $350 are forecasted for the remainder of the year ending December 31, 1996. These expenditures are expected to be funded with cash flow from operations and borrowings under the Facility.

     On May 14, 1996 Liggett sold certain surplus realty in Durham, NC to the County of Durham for a sale price of $4,300. A gain of approximately $3,600 was recognized on this sale.

     On April 29, 1996, Liggett executed a definitive agreement (as amended on September 11, 1996) with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty in Durham, NC, for a sale price of $2,200. While the agreement provides for the closing to occur on or before March 11, 1997, Blue Devil Ventures has the option, if it determines that its development project is not feasible, to forfeit its deposit of $550 and not close.

     On July 5, 1996, Liggett purchased from Brooke (Overseas) Ltd. ("BOL"), an indirect subsidiary of BGL, 140,000 shares (approximately 20%) of LDL's tobacco operations for $2,100. LDL, which produces cigarettes in Russia, manufactured and marketed 10.4 billion cigarettes in 1995. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price, up to 292,407 additional shares of LDL, thereby entitling Liggett to increase its interest in LDL to approximately 62%. The option fee would be credited against the purchase price. The transactions did not impact Liggett's cash flows from operations as the Company used the proceeds from the May 1996 sale of surplus realty to the County of Durham of $4,300 and the payment of a receivable from New Valley Corporation, also an affiliate, of $1,200 to fund the transactions. In addition, Liggett has the right on or before June 30, 1997 to acquire from BOL for $2,200 another ten-year option on the same terms to purchase the remaining 27% of the shares of LDL owned by BOL.

     Cash provided by financing activities for the nine months ended September 30, 1996 was $5,540 compared to cash used in financing activities of $6,331 for the same period in 1995. This increase resulted primarily from increased borrowings under the Facility.

     On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $1,550 based upon eligible collateral at September 30, 1996. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility bear interest at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate, which was 8.25% at September 30, 1996. The Facility contains certain financial covenants similar to those contained in the Note indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $175,000) and working capital (not to fall below a deficit of $35,000). At September 30, 1996, the Company was in compliance with all covenants under the Facility. The Facility was reclassified to short-term debt because it becomes due on March 8, 1997. While management currently believes the maturity of the Facility will be extended and other terms of the Facility will be modified on satisfactory terms, no assurances can be given in this regard.

     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). From the proceeds of $148,244, net of an original issue discount, $144,054 was dividended to BGLS (which reduced stockholder's equity) and $4,190 was paid as financing fees. Interest on the Series B

Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. The Notes are collateralized by substantially all of the assets of the Company, excluding inventories and receivables. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 104%, 102% and 100% of the principal amount in the years 1996, 1997 and 1998, respectively, at the option of the Company at any time on or after February 1, 1996. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At September 30, 1996, the Company was in compliance with all covenants under the Note indenture.

     On January 31, 1994, the Company issued $22,500 of Variable Rate Series C
Senior Secured Notes (the "Series C Notes").   Liggett received $15,000 from
the issuance in cash and received $7,500 in Series B Notes which were credited against the mandatory redemption requirement for February 1, 1994. The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes initially bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. The Company had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding
$32,850 of Series C Notes to be issued under the Note indenture.   In
connection with the consents, holders of Series B Notes received Series C Notes totaling two percent of their current Series B Notes holdings. The total principal amount of such Series C Notes issued was $2,842. On November 20, 1994, the Company issued the remaining $7,508 of Series C Notes in exchange for an equal amount of Series B Notes and cash of $375. The Series B Notes so exchanged were credited against the mandatory redemption requirement for February 1, 1995.

     In December 1995, $7,000 of Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirement for February 1, 1996. The transaction resulted in a net gain of $1,114. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 Series C Notes held in treasury. While management currently believes that funds will be available from cash flows from operations and borrowings under the Facility to meet the 1997 redemption requirement, no assurances can be given in this regard. There are no definite plans as yet for funding the 1998 mandatory redemption requirement.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report and in other filings with the Securities and Exchange Commission and in its reports to securityholders which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, decline in consumption, governmental and grand jury investigations and litigation. Furthermore, the Company is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. In addition, the Company has a high degree of leverage and substantial near term debt service requirements, as well as a net worth and a working capital deficiency and recent net losses, and is highly dependent upon its revolving credit facility which becomes due in March 1997. The Notes contain restrictions on the Company's ability to incur additional debt, grant liens, enter into any new agreements with affiliates and declare or pay cash dividends, among others. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a).  Exhibits

         27.1  Liggett Group Inc.'s Financial Data Schedule (for SEC use only)

         27.2  Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)

   (b).  Reports on Form 8-K

         The Company filed no reports on Form 8-K for the three months ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on November 14, 1996.



                                   LIGGETT GROUP INC.


                                   By: /s/ Samuel M. Veasey
                                       ----------------------------------
                                       Samuel M. Veasey
                                       Vice President, Chief Financial
                                        Officer and Treasurer
                                       (Principal Financial and Principal
                                       Accounting Officer)



                                   EVE HOLDINGS INC.


                                   By: /s/ Joselynn D. Van Siclen
                                       ----------------------------------
                                       Joselynn D. Van Siclen
                                       Director, Vice President and Treasurer
                                       (Principal Financial and Principal
                                       Accounting Officer)