Form 10-K
period 1996-12-31
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1997-03-28
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes    X    No
    ------     ------

Explanatory Note:  The Registrants are required to file all reports required by
Section 13 or 15(d) of the Exchange Act in connection with Liggett Group Inc.'s Senior Secured Notes due 1999.

Item 405 of Regulation S-K is inapplicable to the registrants because neither has a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Aggregate market value of voting stock held by non-affiliates: (Not applicable; all voting stock of Liggett Group Inc. is owned by its indirect parent Brooke Group Ltd. and all voting stock of Eve Holdings Inc. is owned by its direct parent Liggett Group Inc.)

As of March 31, 1997, there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

Documents incorporated by reference: NONE

                                     INDEX


                                     PART I

                                                                                                                       Page
                                                                                                                      ------
Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                    PART II

Item 5.      Market for the Registrants' Common Stock and Related
                Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                                    PART III

Item 10.     Directors and Executive Officers of the Registrants  . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . .  13
Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  14

                                  SIGNATURES

                                     PART I

ITEM 1. BUSINESS


GENERAL

     Liggett Group Inc. ("Liggett" or the "Company"), a Delaware corporation, is the operating successor to the Liggett & Myers Tobacco Company formed in 1873. Liggett is the fifth largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett is headquartered in Durham, North Carolina.

     Liggett is an indirect wholly-owned subsidiary of Brooke Group Ltd. ("BGL"). BGL (then called Liggett Group Inc.) was acquired by L Holdings Inc., a company controlled by Bennett S. LeBow, in October 1986. In June 1990, BGL reorganized its operations by contributing its existing businesses to separate subsidiaries. BGL formed Liggett & Myers Tobacco Company ("L&M") as an indirect wholly-owned subsidiary to conduct its cigarette manufacturing business. In July 1990, L&M was renamed Liggett Group Inc. BGL is controlled by Mr. LeBow, who owns directly or indirectly approximately 53% of its stock. BGL, a New York Stock Exchange-listed company, and BGLS Inc. ("BGLS"), a wholly-owned subsidiary of BGL and the direct parent of Liggett, file reports and other information with the Securities and Exchange Commission.

     Eve Holdings Inc. ("Eve"), a Delaware corporation, is a wholly-owned subsidiary of Liggett. Eve is located in Miami, Florida. Eve's predecessor, Chesterfield Assets Inc. ("Chesterfield"), was organized in March 1987. In June 1990, Eve was formed as a subsidiary of Liggett, which was a subsidiary of Chesterfield. Chesterfield contributed its trademarks to Eve via Liggett. In February 1992, Chesterfield was merged into Liggett. Eve's sole business is to hold certain federal trademark registrations used by, and to license them on an exclusive basis to, Liggett and to hold a certain note receivable from Liggett.

     Liggett is engaged in the manufacture and sale of cigarettes, primarily in the United States. According to The Maxwell Consumer Report, a recognized industry publication (the "Maxwell Report"), Liggett's domestic shipments of approximately 8.95 billion cigarettes during 1996 accounted for 1.9% of the total cigarettes shipped in the United States during such year. This represents a market share decline of 0.3% from 1995 and 0.4% from 1994.
Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in over 325 combinations of length, style and packaging.

     Liggett produces four premium cigarette brands: L&M, Chesterfield, Lark and Eve. Liggett's premium cigarettes represented approximately 33%, 32% and 33% of net sales (excluding federal excise taxes) in 1996, 1995 and 1994, respectively, and contributed a substantial portion of Liggett's operating profits for the respective periods. Liggett's share of the premium market segment was approximately 0.7% for 1996, compared to 0.8% and 0.9% for 1995 and 1994, respectively, according to the Maxwell Report.

     In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing Pyramid, a branded discount product which, at that time, sold for less than most other discount cigarettes. Liggett continues to produce discount cigarettes with a share of approximately 4.9% of the discount market segment for 1996, according to the Maxwell Report, compared to 5.5% and 5.4% for 1995 and 1994, respectively.

     At the present time, Liggett has no foreign operations other than through its investment in Liggett-Ducat Ltd.("Liggett-Ducat") which is engaged in the manufacture and sale of cigarettes in Russia. Liggett does not own the international rights to its premium cigarette brands. The Company does, however, export cigarettes which are sold primarily in Eastern Europe and the Middle East. Export sales of approximately 473 million units accounted for approximately 5% of Liggett's 1996 total units sales volume. Revenues from export sales were $3.3 million for 1996, compared to $5.4 million and $4.7 million for 1995 and 1994, respectively. Operating loss attributable to export sales for each of the years 1996, 1995 and 1994 were $1.8 million, $2.1 million and $1.1 million, respectively. Management's strategy is to increase volume in its foreign markets only where it can sell its brands at a profit.

     On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat's tobacco operations from Brooke (Overseas) Ltd. ("BOL)"), an indirect subsidiary of BGL, for $2.1 million. Liggett-Ducat, which produces cigarettes in Russia, manufactured and marketed 11.4 billion cigarettes in 1996. Liggett also acquired on that date for $3.4 million a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price, up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee would be credited against the purchase price. In addition, as part of the same transaction, Liggett had the right on or before June 30, 1997 to acquire from BOL for $2.2 million another ten-year option on the same terms to purchase the remaining shares of Liggett-Ducat (currently approximately an additional 33%) owned by BOL. On March 13, 1997, Liggett acquired this option and paid BOL $2.0 million, and recorded a payable to BOL for the remaining $0.2 million.


BUSINESS STRATEGY

     Liggett's near-term business strategy is to further reduce certain operating and selling costs in order to increase the profitability of both its premium and discount products, and to reduce its investment in working capital. As part of this strategy, the Company reorganized its sales force in early 1994, reducing its field sales force by 150 permanent positions and adding approximately 300 part-time positions. Liggett has also reduced costs in both administrative and manufacturing functions by making additional modifications to its manufacturing operations and significantly curtailing employee benefit programs. During 1995, Liggett continued its efforts towards reducing costs by, among other things, offering voluntary retirement programs to eligible employees and reduced headcount by an additional 120 positions.

     In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring is intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett will further reduce its salaried, hourly and part-time headcount by a total of 273 positions (35%) over an eight-month transition period.

     Liggett's long-term business strategy in the premium segment of the market is to maintain or improve its profit margins in the face of declining unit sales and market share by improving operating efficiencies and implementing further cost reduction programs. Liggett's long-term business strategy in the discount segment of the market is to maintain or improve its profit margins by consistently providing high-quality products and services at prices and on terms comparable to those available elsewhere in the market.


SALES, MARKETING AND DISTRIBUTION

     Liggett's products are distributed from a central distribution center in Durham, North Carolina to 27 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett's customers. Liggett's products are transported from the central distribution center to the warehouses via third-party trucking companies to meet pre-existing contractual obligations to its customers.

     Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett. Liggett's largest single customer accounted for approximately 13.7% of net sales in 1996 and approximately 11.6% of net sales in 1995, the majority of which were in the private label discount segment. No single customer accounted for more than 10% of Liggett's net sales in 1994.

     Following the January 1997 restructuring, Liggett's marketing and sales functions will be performed by approximately 100 direct sales representatives calling on national and regional customer accounts, together with approximately 145 part-time retail sales consultants who service retail outlets. In addition, Liggett employs food broker groups in certain geographic locations to perform these marketing and sales functions.


TRADEMARKS

     All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets where the Company's products are sold. Trademarks typically have a duration of ten years and can be renewed at the Company's option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett's trademarks are owned by its wholly-owned subsidiaries, Eve Holdings Inc. ("Eve") and Cigarette Exporting Company of America, Ltd. ("CECOA"). The Company does not own the international rights to its premium cigarette brands.


MANUFACTURING

     Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. The Company believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 10% to 15% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 1996, approximately 73% of Liggett's commitments were for the purchase of foreign tobacco. Increasing tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments will have an unfavorable impact on Liggett's operations during 1997.

     Liggett's cigarette manufacturing facilities are designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in over 325 different brand styles under Eve's and CECOA's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

     While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.


COMPETITION
     Liggett is the smallest of the five major manufacturers of cigarettes in the United States. The four largest manufacturers of cigarettes are Philip Morris, Inc. ("Philip Morris"), R.J. Reynolds Tobacco Company ("RJR"), Brown & Williamson Tobacco Corporation ("B & W"); and Lorillard Tobacco Company, Inc. ("Lorillard").

     There are substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and strong brand loyalty. In this industry, the major cigarette manufacturers compete among themselves for market share on the basis of brand loyalty, advertising and promotional activities and trade rebates and incentives. Liggett's four major competitors all have substantially greater financial resources than Liggett, and most of these competitors' brands have greater sales and consumer recognition than Liggett's brands.

     According to the Maxwell Report, Philip Morris' and RJR's sales together accounted for approximately 72.4% of the domestic cigarette market in 1996. Liggett's domestic shipments of approximately 8.95 billion cigarettes during 1996 accounted for 1.9% of the approximately 483 billion cigarettes shipped in the United States during such year, compared to 10.52 billion cigarettes (2.2%) and 11.32 billion cigarettes (2.3%) during 1995 and 1994, respectively.

     Industry-wide shipments of cigarettes in the United States have been steadily declining for a number of years, although this trend reversed itself in 1996. While the Maxwell Report estimates that domestic industry-wide shipments increased by approximately 0.5% in 1996, Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and federal and state excise tax increases which have augmented cigarette price increases.

     Historically, because of their dominant market share, Philip Morris and RJR have been able to determine cigarette prices for the various pricing tiers within the industry, and the other cigarette manufacturers have brought their prices into line with the levels established by the two industry leaders. Off-list price discounting by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly greater than the manufacturers' list price gap.


LEGISLATION, REGULATION AND LITIGATION

     Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett's management, have had and may continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which claim that cigarette smoking is a causative factor with respect to a variety of health hazards, including cancer, heart disease and lung disease, and have recommended various government actions to reduce the incidence of smoking.

     Since 1966, federal law has required that cigarettes manufactured, packaged or imported for sale or distribution in the United States include specific health warnings on their packaging. Since 1972,

Liggett and the other cigarette manufacturers have included the federally required warning statements in print advertising, on billboards and on certain categories of point-of-sale display materials relating to cigarettes.

     The Comprehensive Smoking Education Act ("CSEA"), which became effective October 12, 1985, requires that packages of cigarettes distributed in the United States and cigarette advertisements (other than billboard advertisements) in the United States bear one of the following four warning statements, in lieu of the prior warning notice, on a quarterly rotating basis:
"SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S
WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature
Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". Shortened versions of these statements are also required, on a rotating basis, on billboard advertisements. By a limited eligibility amendment to the CSEA for which Liggett qualifies, Liggett is allowed to display all four required package warnings for the majority of its brand packages on a simultaneous basis (such that the packages at any time may carry any one of the four required warnings), although it rotates the required warnings for advertising on a quarterly basis in the same manner as do the other major cigarette manufacturers. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation.

     On August 28, 1996, the Food and Drug Administration ("FDA") filed in the Federal Register a Final Rule classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation has been commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. A hearing on the tobacco industry's motion for summary judgment in that case was held on February 10, 1997 and a decision by the court is expected soon. The FDA's proposed restrictions, some of which became effective as early as February 28, 1997, purport to: (i) limit access to tobacco products and (ii) limit advertising and marketing. Management is unable to predict whether the Final Rule will be upheld as enforceable against the industry. Management is also unable to predict the effects of the proposed restrictions, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

     Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed rule making and to phase in compliance with certain of the proposed interim FDA regulations. See discussion of the tobacco litigation settlements in Note 12 to the Company's consolidated financial statements, included elsewhere in this Report on Form 10-K.

     In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. Regulations adopted pursuant to this legislation are scheduled to become effective on July 1, 1997. On February 7, 1997, the United States District Court for the District of Massachusetts denied an attempt to block the new legislation on the ground that it is preempted by federal law.

     In 1993, the United States Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a domestic marketing assessment ("DMA") based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government.

     After an audit, the United States Department of Agriculture ("USDA") informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement for 1994 and was subject to a DMA of approximately $5.5 million. Liggett has agreed to pay this assessment in quarterly installments, with interest, over a five-year period. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, the Company was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

     On September 13, 1995, the President of the United States issued Presidential Proclamation 6821, which established a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain levels which vary from country to country. Oriental tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business. In addition, the Presidential Proclamation served to limit the application of the legislation establishing the DMA to only those activities occurring in calendar year 1994.

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

     In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995. OSHA has not yet issued a final rule or a proposed revised rule. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

     In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of environmental tobacco smoke ("ETS") which concluded that ETS is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

     The State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). This statute purportedly abrogates certain defenses typically available to defendants. This legislation would impose on the tobacco industry, if ultimate liability of the industry is established in litigation, liability based upon market share for such payments made by the state as a result of such smoking-related diseases. On February 22, 1995, suit was commenced by the State of Florida, acting through the Agency for Health Care Administration, against Liggett and others, seeking restitution of monies expended in the past and which may be expended in the future by the State of Florida to provide health care to Medicaid recipients for injuries and ailments allegedly caused by the use of cigarettes and other tobacco products. Plaintiffs also seek a variety of other forms of relief including a disgorgement of all profits from the sale of cigarettes in Florida. The Florida action is scheduled for trial in August 1997. In addition to Florida, 21 states (and several municipalities) have brought actions against Liggett and other cigarette manufacturers seeking restitution and indemnity for medical payments and expenses allegedly made or incurred for tobacco related illnesses. Other states are contemplating initiating similar litigation. See Note 12 to the Company's consolidated financial statements included elsewhere in this Report on Form 10-K for a discussion of such legislation and related litigation, and of the Company's and BGL's recent Attorneys General settlements.

     All radio and television advertising of cigarettes has been prohibited by federal statute since 1971 and federal law now prohibits smoking aboard aircraft for domestic flights of six hours or less. The United States Interstate Commerce Commission has banned smoking on buses transporting passengers interstate. In addition, the United States Congress and a number of states and local government units have enacted or are considering legislation which is intended to discourage smoking through educational efforts or which imposes various restrictions or requirements relating to smoking including restrictions on public smoking. Certain employers have initiated programs restricting or eliminating smoking in the workplace. Other proposals previously presented to or currently before Congress and certain states and local government units include, but are not limited to, legislative efforts to further restrict or ban the advertising and promotion of cigarettes, to eliminate the income tax deductibility of expenses incurred for such advertising and promotion, to restrict or prohibit smoking in public buildings and other areas, to increase excise taxes, to require additional warnings on cigarette packaging and advertising, to ban vending machine sales, to eliminate the federal preemption defense in product liability actions, to place cigarettes under the regulatory jurisdiction of the FDA and to require that cigarettes meet certain fire safety standards. If adopted, at least certain of the foregoing legislative proposals could have a material adverse impact on Liggett's operations.

     While attitudes toward cigarette smoking vary around the world, a number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. Due to the Company's lack of foreign operations, with the exception of its investment in Liggett-Ducat, and minimal export sales to foreign countries, the risks of foreign limitations or restrictions on the sale of cigarettes are limited to entry barriers into additional foreign markets and the inability to grow the existing markets.

     The price of cigarettes includes federal excise taxes at the rate of $12.00 per 1,000 cigarettes. A substantial excise tax increase could accelerate the trend away from smoking.

     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 14, 1997, there were 108 individual suits, 12 purported class actions and 22 state (and several municipality) Medicaid reimbursement actions pending in the United States in which Liggett is a named defendant. The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. The claims asserted in the Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the Federal Racketeer Influenced and Corrupt Organization Act.

     On March 12, 1996, Liggett, together with BGL, entered into an agreement to settle the Castano class action tobacco litigation, (which is no longer in effect due to the recent settlements discussed below), and on March 15, 1996, Liggett, together with BGL, entered into an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and the Company by such states. On March 20, 1997, Liggett, together with BGL, entered into comprehensive settlements with each of the remaining 17 states which have filed Medicaid actions and with a nationwide class of individuals and entities that allege smoking-related claims. See the discussion of the settlements in Note 12 to the Company's consolidated financial statements.

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

     Management believes that Liggett is currently in compliance in all material respects with the laws regulating cigarette manufacturers.

     See Note 12 to the Company's consolidated financial statements for a description of legislation, regulation and litigation.


EMPLOYEES

     Liggett had 584 full-time employees at December 31, 1996 with 330 hourly employees represented by three unions and 254 non-union salaried employees.
The majority (261) of the union employees are represented by the Bakery, Confectionery and Tobacco Workers International Union whose three-year contract expires December 31, 1997. Liggett has not experienced any work stoppages since 1977 and considers its relationship with its employees and their unions to be good.


ITEM 2. PROPERTIES

     Liggett's principal executive office and manufacturing plant are located in Durham, North Carolina. Eve's principal executive office is located in Miami, Florida. As of December 31, 1996, the principal properties owned or leased by Liggett were as follows:

                                                                     APPROXIMATE
                                                  OWNED OR              TOTAL
           TYPE                    LOCATION        LEASED           SQUARE FOOTAGE
--------------------------------  ------------  -----------------  -----------------
Office and Manufacturing Complex  Durham, NC      Owned             1,231,000
Warehouse                         Durham, NC      Owned               203,000
Storage Facilities                Danville, VA    Owned               578,000
Distribution Center               Durham, NC      Leased              240,000

     Liggett's Durham, North Carolina complex consists of 15 major structures over approximately 20 acres. Included are Liggett's manufacturing plant, research facility and corporate offices. Liggett's management believes its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

     Liggett leases the Durham, North Carolina distribution center pursuant to a lease which expires in May 1999. Liggett has an option to purchase the leased property at any time during the term of the lease. Liggett utilizes approximately 40% of the distribution center. Liggett leases excess space in its research facility to third parties.

     On May 14, 1996, Liggett sold certain surplus realty in Durham, North Carolina to the County of Durham for a sale price of $4.3 million. A gain of approximately $3.6 million was recognized on this sale.

     On March 11, 1997, Liggett sold to Blue Devil Ventures, a North
Carolina limited liability partnership, certain surplus realty in Durham, North Carolina, for a sale price of $2.2 million. A gain of approximately $1.6 million was recognized on the sale.


ITEM 3. LEGAL PROCEEDINGS

     A description of certain legal proceedings to which Liggett is or has been a party is set forth in Note 12 to the Company's consolidated financial statements included elsewhere in this Report on Form 10-K.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     All common stock of Liggett is held indirectly by BGL and all common stock of Eve is held directly by Liggett.


ITEM 6.  SELECTED FINANCIAL DATA


         The following table sets forth for the periods and dates indicated, summary consolidated financial information for Ligggett.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                          1996           1995            1994           1993           1992
                                                          ----           ----            ----           ----           ----
                                                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF
------------
OPERATIONS DATA:
---------------
Net sales(1)                                              $401.1         $455.7          $465.7         $473.4         $605.8
Gross profit                                               213.3          243.4           242.9          256.1          325.8
Operating income                                             6.8           24.6            33.6            0.2           52.7
Interest expense                                            23.9           23.4            21.7           19.4           18.1
Income (loss) before income taxes, extra-
   ordinary item and accounting changes                    (14.6)           2.3            11.4          (18.9)          35.2
Income (loss) before extraordinary item
  and accounting changes                                   (18.4)           0.6            16.4          (24.1)          20.5
Income (loss) before cumulative effect
  of accounting changes                                    (18.4)           0.6            15.4          (24.1)          20.5
Net income (loss)                                          (18.4)           0.6            15.4          (31.4)          20.5
Net income (loss) per common share                       (18,372)           555          15,406        (31,383)        20,499
Weighted average common shares
  outstanding                                              1,000          1,000           1,000          1,000          1,000
Depreciation and amortization                                8.0            8.0             8.3            8.4            7.8

BALANCE SHEET DATA:
------------------
Current assets                                              71.4           84.6            87.7           67.9           96.1
Total assets                                                97.7          113.3           124.0          111.1          143.9
Current liabilities                                        112.1           75.6            82.5          101.6           79.0
Long-term debt, less current maturities                    144.7          173.3           184.2          167.3          185.0
Other long-term obligations                                 17.4           19.2            11.9           12.1            7.0
Stockholder's (deficit) equity                            (176.5)        (154.7)         (154.5)        (169.9)        (127.1)
Dividends declared and paid                                    -              -               -              -          167.9

1) Net sales include federal excise taxes of $104.5, $123.4, $131.9, $127.3 and $147.7, respectively.

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 19 of this Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is contained in the Financial Statements, Notes to Financial Statements and Reports of Independent Accountants for both Liggett and Eve beginning on page 27 of this Report on Form 10-K.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

This information will be contained in an amendment to this report to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrants' fiscal year covered by this report.
                                       13

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)
          1. The financial statements listed in the accompanying
             Index to Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Financial Statement Schedules on page 15 are filed as part of this Report on Form 10-K.

          2. The financial statement schedules listed in the accompanying Index to Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Financial Statement Schedules on page 15 are filed as part of this Report on Form 10-K.

          3. The exhibits listed in the accompanying Index to Exhibits beginning on page 59 are filed as part of this Report on Form 10-K.

(b)    Reports on Form 8-K

             No reports were filed on Form 8-K during the fourth quarter of the year ended December 31, 1996.

(c)    Exhibits

             See Index to Exhibits beginning on page 59.

(d)    Financial Statement Schedules

             The financial statement schedules listed in the accompanying Index to Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements and Financial Statement Schedules on page 15 are filed as part of this Report on Form 10-K.

                                    INDEX TO
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                                                                        Page
                                                                                                       -------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . .              18

         FINANCIAL STATEMENTS - LIGGETT GROUP INC.:
             Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . .              27
             Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . .              28
             Consolidated Statements of Operations for the years ended December 31,
                1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .              30
             Consolidated Statements of Stockholder's Equity (Deficit) for the years
                ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .              31
             Consolidated Statements of Cash Flows for the years ended December 31,
                1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .              32
             Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . .              33

         FINANCIAL STATEMENTS - EVE HOLDINGS INC.:
            Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . .              51
            Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . .              52
            Statements of Operations for the years ended December 31, 1996,
                1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              53
            Statements of Stockholder's Equity (Deficit) for the years ended
                December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .              54
            Statements of Cash Flows for the years ended December 31, 1996,
                1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              55
            Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .              56

          FINANCIAL STATEMENT SCHEDULES:
            Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . .              58


     Schedules other than those listed above have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on March 27, 1997.



                                        LIGGETT GROUP INC.

                                        By:  /s/ Samuel M. Veasey
                                             --------------------
                                             Samuel M. Veasey
                                             Senior Vice President
                                                Chief Financial Officer
                                                and Treasurer
                                             (Principal Financial and Principal
                                              Accounting Officer)



                                        EVE HOLDINGS INC.

                                        By:  /s/ Joselynn D. Van Siclen
                                             -------------------------
                                             Joselynn D. Van Siclen
                                             Vice President and Treasurer
                                             (Principal Financial and Principal
                                              Accounting Officer)

                               POWER OF ATTORNEY


     The undersigned directors and officers of the registrants hereby constitute and appoint Ronald S. Fulford and Samuel M. Veasey, and either of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 27, 1997.
     Signature                                             Title


     LIGGETT GROUP INC.



/s/ Ronald S. Fulford
----------------------
Ronald S. Fulford                           President, Chief Executive Officer
                                               and Director
                                            (Principal Executive Officer)

/s/ Samuel M. Veasey
----------------------
Samuel M. Veasey                            Senior Vice President,
                                               Chief Financial Officer
                                               and Treasurer
                                            (Principal Financial and
                                            Principal Accounting Officer)

/s/ Rouben V. Chakalian
--------------------------
    Rouben V. Chakalian                     Director


/s/ Bennett S. LeBow
--------------------------
Bennett S. LeBow                            Director



EVE HOLDINGS INC.



/s/ Bennett S. LeBow
--------------------------
    Bennett S. LeBow                        Chairman of the Board and President
                                            (Principal Executive Officer)

/s/ Joselynn D. Van Siclen
--------------------------
Joselynn D. Van Siclen                      Vice President and Treasurer
                                            (Principal Financial and
                                            Principal Accounting Officer)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT SELLING PRICES)


INTRODUCTION

     Liggett is the operating successor to the Liggett & Myers Tobacco Company formed in 1873. Liggett is the fifth largest manufacturer of cigarettes in the United States in terms of unit sales.

     The following discussion provides an assessment of Liggett's consolidated results of operations and capital resources and liquidity and should be read in conjunction with the consolidated financial statements of Liggett and notes thereto included elsewhere in this Report on Form 10-K. The operating results of the periods presented were not significantly affected by inflation.

     Eve is a wholly-owned subsidiary of Liggett. Eve's sole business is to hold certain federal trademark registrations used by, and to license them on an exclusive basis to, Liggett and to hold a certain note receivable from Liggett. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations of Eve are not presented herein because they are not material to Liggett's operations.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $176,478 and a working capital deficiency of $40,694 as of December 31, 1996, is highly leveraged and has substantial near-term debt
service requirements.  Due to the many risks    and uncertainties associated
with the cigarette industry, the impact of recent tobacco litigation settlements and anticipated increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants and if the lenders were to exercise acceleration rights under the revolving credit facility or senior secured notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements. Further, the Company's Senior Secured Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity one year later of $107,400, and its revolving credit facility expires on March 8, 1998 unless extended by its lenders. While management currently intends to seek to refinance and/or restructure with the Company's note holders the redemption and maturity requirements on the Senior Secured Notes and to extend the revolving credit facility, there are no refinancing or restructuring
arrangements for the notes   or commitments to extend the facility at this
time, and no assurances can be given in this regard. These circumstances raise substantial doubt about the Company meeting its liquidity needs and continuing as a going concern. (See "Capital Resources and Liquidity" below).

RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

Pricing Activity

     On May 5, 1995, RJR initiated a list price increase on all brands of 30 cents per carton. Philip Morris and B & W, which together with RJR comprise approximately 90% of the market, matched the price increase on the same day. Liggett followed on May 9, 1995.

     On April 8, 1996, Philip Morris announced a list price increase on all brands of 40 cents per carton. The other manufacturers, including Liggett, matched the price increase.

     On March 7, 1997, RJR initiated another list price increase on all brands of 40 cents per carton (approximately 4%). B & W, Lorillard and Liggett have matched this increase, and, on March 21, 1997, Philip Morris announced a price increase of 50 cents per carton.

Legislation, Regulation and Litigation

     The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 14, 1997, there were 108 individual suits, 12 purported class actions and 22 state (and several municipality) Medicaid reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including EPA and FDA, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. Management is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 12 to the Company's consolidated financial statements for a description of legislation, regulation and litigation.

     The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations or response, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and preemption by the Federal Cigarette Labeling and Advertising Act, as amended.

     The claims asserted in the Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the Federal Racketeer Influenced and Corrupt Organization Act.

     On March 12, 1996, Liggett, together with BGL, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with BGL, entered into an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and the Company by such states. Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed FDA regulations and to phase in compliance with certain of the proposed interim FDA regulations.

     Under the Attorneys General settlement, the five states would share an initial $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation). In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if BGL or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

     Recent Settlements. On March 20, 1997, Liggett, together with BGL, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Liggett and BGL have now obtained settlements with each of the 22 states that have commenced suit against them. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the 22 states, and upon court approval, the nationwide class.

     The settlement with the Attorneys General, which does not require court approval, includes the states of Arizona, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Texas, Utah, Washington and Wisconsin. Liggett and BGL's previous settlements on March 15, 1996, with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect.

     The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County Alabama, where the court granted preliminary approval and preliminary certification of the class. Class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements. In light of this, the March 1996 Castano settlement is no longer in effect.

     Pursuant to the settlements, Liggett and BGL have agreed to cooperate fully with the Attorneys General and the nationwide class in their lawsuits against the tobacco industry. Liggett and BGL have agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections. The Attorneys General and the nationwide class have agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL have agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett has also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General.

     Under the terms of the new settlement agreements, Liggett will pay on an annual basis 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising.
Liggett has also agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

          Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any further adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay the settlement fund $25 million. Both the Attorneys General and the nationwide class have also agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

     Liggett and BGL are also entitled to certain "most favored nation" benefits not available to the other defendant tobacco companies. In addition, in the event of a "global" tobacco settlement enacted through federal legislation or otherwise, the Attorneys General and tobacco plaintiffs have agreed to use their "best efforts" to ensure that Liggett's and BGL's liability under such a plan should be no more onerous than under these new settlements.

     On March 20, 1997, RJR, Philip Morris, B & W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing Liggett and BGL and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining these four companies from interfering with Liggett's filing with the courts, under seal, those documents.

     At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlement and no additional amounts have been accrued with respect to the recent settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on occurrence of a business combination, will be expensed when considered probable. See the discussion of the tobacco litigation settlements appearing in Note 12 to the Company's consolidated financial statements.


RESULTS OF OPERATIONS

1996 Restructuring

     During 1996, the Company reduced its headcount by 38 positions and recorded a $3,428 restructuring charge to operations ($132 of which is included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the restructuring relate primarily to reduced payroll and benefits expenses in future periods. Of the total restructuring expense recorded during 1996, $1,416 was funded during 1996, leaving $2,012 remaining to be funded in subsequent years.

1995 Restructuring

     During 1995, the Company reduced its headcount by approximately 120 positions and recorded a $2,548 restructuring charge to operations ($621 of which is included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the restructuring relate primarily to reduced payroll and benefits expenses in future periods. Of the total restructuring charge recorded during 1995, $2,311 was funded during 1995 and $237 during 1996.

1996 Compared to 1995

     Net sales were $401,062 for 1996 compared to $455,666 for 1995. The 12% decrease in revenues was due primarily to a 15.3% decline in domestic unit sales volume, partially offset by the effects of the April 1996 list price increase (see "- Recent Developments in the Cigarette Industry - Pricing Activity"). This change in unit sales volume was comprised of declines within the premium and discount market segments of 13.7% and 16.2%, respectively.
The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. The Company experienced a significant increase in volume at the end of the fourth quarter of 1996, in part due to ongoing trade programs based on quarterly volume targets for its customers and to consumer promotional programs consisting of coupons and variable price reductions. The effects of these trade programs may have a negative impact on sales in future periods.

     Gross profit of $213,263 for 1996 decreased $30,089 from $243,352 for 1995, due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit decreased to 72.0% for 1996 compared to 73.2% for 1995. This decrease is the result of increased tobacco costs due to reduced worldwide supply of tobacco, and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the April 1996 list price increase. Gross profit for 1995 was reduced by an accrual of approximately $4,900 for the USDA marketing assessment. See Note 12 to the Company's consolidated financial statements.

     Operating income decreased to $6,753 for 1996 from $24,619 for 1995 due primarily to the decrease in gross profit discussed above and 1996 restructuring charges. The negative effects on operating income were partially offset by reduced spending on promotional programs. Operating income for 1995 was reduced by the accrual of approximately $4,000 for the settlement of certain tobacco litigation with the Attorneys General of certain states.

     Net interest expense was $23,878 for 1996 compared to $23,446 for 1995. This increase was due to interest accrued on the USDA marketing assessment and Attorneys General settlement, partially offset by the redemption of $7,000 Series B Senior Secured Notes in December 1995.

     Net loss amounted to $18,372 for 1996 compared to net income of $555 for 1995. This decrease was primarily the result of the same factors affecting operating income as discussed above, along with Liggett's equity in the net loss of Liggett-Ducat of $1,116 and recording of $3,800 tax expense to increase the valuation allowance for deferred tax assets based on management's determination that it is more likely than not that such future tax benefits will not be realized. The decrease was offset in part by a $3,669 gain on the sale of surplus realty in 1996.

1995 Compared to 1994

     Net sales were $455,666 for 1995 compared to $465,676 for 1994. The 2.1% decrease in revenue was primarily due to a 5.6% decrease in unit sales volume, partially offset by the effects of the May 9, 1995 list price increase. See "Recent Developments in the Cigarette Industry - Pricing Activity" for a discussion on the May 1995 increase in selling prices. The decrease in unit sales volume was comprised of decreases in the premium, discount and military categories, partially offset by an increase in the international category.
Both premium and discount products suffered a temporary decline in volume as a result of the implementation of a new distribution and marketing program in one of Liggett's sales zones and national accounts during 1995. Also, heavy discounting of a competitor's product within the premium segment contributed to the premium volume decline. The decrease in discount volume was due to decreases in generic and branded discount brands as a result of leveraged rebate programs tied to the premium products of other cigarette manufacturers and trade and promotional programs for new brands offered by competitors on branded discount products. The decrease in discount volume was partially offset by the continued growth of Liggett's control label brands since their introduction in 1993. The decrease in the military volume is primarily due to heavy discounting of a competitor's product within this category. The overall decline in unit sales volume would have been much greater except for aggressive trade programs offered near the end of the fourth quarter of 1995.

     Gross profit of $243,352 for 1995 increased $450 from $242,902 for 1994. As a percentage of revenues (excluding federal excise taxes), gross profit increased to 73.2% for 1995 from 72.8% for 1994. The increase is the result of the May 9, 1995 list price increase and lower per unit cost of sales resulting from the 1995 restructuring discussed above, partially offset by the accrual of approximately $4,900 for the USDA marketing assessment.

     Operating income decreased to $24,619 for 1995 from $33,596 for 1995. The decline in operating income was primarily caused by increased spending on trade and promotional programs to combat other cigarette manufacturers' programs for unit sales volume along with the accrual of approximately $4,000 for the settlement of certain tobacco litigation with the Attorneys General of certain states. These expenses were only partially offset by the net effects of the 1995 restructuring discussed above.

     Net interest expense was $23,446 for 1995 compared to $21,704 for 1994. The increase was due to the additional Series C Notes issued in November 1994 and the higher interest rate on the Series C Notes which was reset from 16.5% to 19.75% on February 1, 1995. In addition, the Series C Notes were outstanding for a full year in 1995.

     Net income amounted to $555 for 1995 compared to $15,406 for 1994. Additional factors affecting net income other than the items previously mentioned include the recording of $1,751 tax expense to reduce deferred tax assets by a valuation allowance based on management's belief that it is more likely than not the full amount of such deferred tax assets will not be realized. This compared to a $5,000 tax benefit for the reduction of the valuation allowance on deferred tax assets in 1994 based upon the circumstances existing at the end of 1994. In addition, a $1,114 gain on the redemption of Senior Secured Notes was recorded in 1995. An extraordinary loss of $1,028 on the refinancing of the revolving credit facility was recorded in 1994.


CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operations was $6,168 for 1996 compared with $13,587 for 1995. The decrease was due primarily to the decline in net sales (see "- Results of Operations"). The decrease in cash provided by operating activity was partially offset by decreases in trade receivables and inventories, and by increases in accrued promotional expense.

     The Company had been receiving certain financial assistance from others in the industry in defraying the costs incurred in the defense of smoking and health litigation and related proceedings, but these benefits have recently ended. Certain joint defense arrangements, and the financial benefits incident thereto, have also ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed above is not quantifiable at this time.

     Cash provided by operations was $13,587 for 1995 compared with cash used in operations of $3,767 for 1994. The increase was primarily the result of increased selling prices, more favorable trade payment terms, accelerated collection of trade receivables due to increased customer participation in Electronic Funds Transfer ("EFT") programs and reduced legal fees.

     Cash used in investing activities for 1996, 1995 and 1994 related primarily to capital expenditures (including non-cash investing activities) which amounted to approximately $4,300, $1,100 and $1,000 for the respective years. The expenditures were principally to maintain production facilities and for operational efficiencies. Capital expenditures of approximately $3,520, primarily for maintenance of production facilities and further equipment modernization, are projected for 1997. These expenditures are expected to be funded with cash flow from operations, borrowings under the Facility, and proceeds from the sale of surplus equipment.

     On May 14, 1996, Liggett sold certain surplus realty in Durham, North Carolina to the County of Durham for a sale price of $4,300. A gain of approximately $3,600 was recognized on this sale.

     On March 11, 1997, Liggett sold certain surplus realty in Durham, North Carolina, to Blue Devil Ventures, a North Carolina limited liability partnership, for a sale price of $2,200. A gain of approximately $1,600 was recognized on this sale.

     On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat's tobacco operations from BOL, an indirect subsidiary of BGL, for $2,100. Liggett-Ducat, which produces cigarettes in Russia, manufactured and marketed 11.4 billion cigarettes in 1996. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee would be credited against the purchase price. In addition, as part of the same transaction, Liggett had the right on or before June 30, 1997 to acquire from BOL for $2,000 another ten-year option on the same terms to purchase the remaining shares of Liggett-Ducat (currently approximately an additional 33%) owned by BOL. On March 13, 1997, Liggett acquired this option and paid BOL $2,000, and recorded a payable to BOL for the remaining $0.2 million. The transactions did not impact Liggett's cash flows from operations as the Company used the proceeds from the May 1996 and March 1997 sales of surplus realty of $6,500 (see Item 2, "Properties") and the payment in July 1996 of a receivable from New Valley Corporation, also an affiliate, of $1,200 to fund the transactions.

     Cash used in financing activities for 1996 of $772 included redemptions and repayments of long-term debt of $254, net borrowings under the Facility of $3,255 and a decrease in cash overdraft of $3,755.

     Cash used in financing activities for 1995 of $12,253 included redemptions and repayments of long-term debt of $8,208 and net repayments under the revolving credit facility of $3,830.

     Cash provided by financing activities for 1994 of $4,725 included the issuance of the Series C Notes of $15,000, partially offset by deferred finance charges associated with the issuance of the Series C Notes and refinancing of the revolving credit facility of $2,705 along with the satisfaction of $4,000 of Liggett liabilities assumed by BGLS in 1993. Cash of $28,436 was also used to repay the former revolving credit facility which was offset by net borrowings of $24,847 under the Facility.

     On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $13,098 based upon eligible collateral at December 31, 1996. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate of 8.25%, bore a rate of 9.75% on December 31, 1996. The Facility contains certain financial covenants similar to those contained in the Note indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $175,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $35,000 as computed in accordance with the agreement). At December 31, 1996, the Company was in compliance with all covenants under the Facility. On January 7, 1997 the Facility was extended for a one-year period ending March 8, 1998. No assurances can be given that the Facility will be further extended.

     During the first quarter of 1997, the Company violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Senior Secured Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the Senior Secured Notes; (ii) the maximum permitted working capital deficit was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). From the proceeds of $148,244, net of an original issue discount, $144,054 was dividended to BGLS (which reduced stockholder's equity) and $4,190 was paid as financing fees. Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%.
The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. The Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of the Company. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At December 31, 1996, the Company was in compliance with all covenants under the Note indenture.

     On January 31, 1994, the Company issued $22,500 of Variable Rate Series C Senior Secured Notes (the "Series C Notes"). Liggett received $15,000 from the issuance in cash and received $7,500 in Series B Notes which were credited against the mandatory redemption requirements for February 1, 1994. The Series C Notes have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%. The Company had received the necessary consents from the required percentage of holders of its Series B Notes allowing for an aggregate principal amount up to but not exceeding $32,850 of Series C Notes to be issued under the indenture. In connection with the consents, holders of Series B Notes received Series C Notes totaling two percent of their current Series B Note holdings. The total principal amount of such Series C Notes issued for this purpose was $2,842. On November 20, 1994, the Company issued the remaining $7,508 of Series C Notes in exchange for an equal amount of Series B Notes and cash of $375. The Series B Notes so exchanged were credited against the mandatory redemption requirements for February 1, 1995.

     In December 1995, $7,000 of Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements for February 1, 1996. The transaction resulted in a net gain of $1,114. The remaining $500 mandatory redemption requirement for February 1, 1996 was met by retiring the $500 Series C Notes held in treasury. In February 1997, $7,500 of Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963.

     While management currently intends to seek to refinance and/or restructure with the Company's note holders the mandatory principal redemption on the Notes of $37,500 due on February 1, 1998 and the payment at maturity, on February 1, 1999, of $107,400 and to extend the Facility, there are no refinancing or restructuring arrangements for the Notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. Based on the Company's net loss for 1996 and anticipated 1997 operating results, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. If the Company is unable to refinance or restructure such obligations, renegotiate the payment terms of the Notes, extend the Facility or otherwise make such payments, substantially all of its long-term debt would be in default and holders of such debt could accelerate the maturity of such debt. In such event, the Company may be forced to seek protection from creditors under applicable laws. The Company's independent accountants have issued a report covering the Company's December 31, 1996 consolidated financial statements containing an explanatory paragraph that states that these facts raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements of the Company do not include any adjustments that might arise from the outcome of this uncertainty. See "Report of Independent Accountants" and Note 2 to the Company's consolidated financial statements.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report and in other filings with the Securities and Exchange Commission and in its reports to securityholders which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, decline in consumption, governmental and grand jury investigations and litigation. Furthermore, the Company is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, including a mandatory principal redemption of $37,500 on its Notes due February 1, 1998 and a payment at maturity of $107,400 on February 1, 1999, as well as a net worth and a working capital deficiency and recent net losses, and is highly dependent upon its revolving credit facility which expires in March 1998, unless extended by its lenders. The Notes and the Facility contain restrictions on the Company's ability to incur additional debt, grant liens, enter into any new agreements with affiliates and declare or pay cash dividends, among others. Due to such uncertainties and risks, investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Liggett Group, Inc.

We have audited the consolidated financial statements and the financial statement schedule of Liggett Group Inc. listed in the index on page 15 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liggett Group, Inc. as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company suffered a loss of $18,372,000 for the year ended December 31, 1996 and had net capital and working capital deficiencies of $176,478,000 and $40,694,000, respectively, at December 31, 1996. The Company also has a $37,500,000 principal payment due on its Senior Secured Notes on February 1, 1998 and payment due at maturity of the Senior Secured Notes on February 1, 1999 of $107,400,000 and the Company's revolving credit facility (the "Facility"), which had a balance of $24,272,000 at December 31, 1996, is due on March 8, 1998. The Company's financial resources are not sufficient to repay the Senior Secured Notes when they become due, nor will the Company be able to repay the Facility when it becomes due. These facts raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 2a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.
Miami, Florida
March 20, 1997

                               LIGGETT GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)



                                     ASSETS



                                                                                     December 31,
                                                                             ---------------------------
                                                                               1996               1995
                                                                             -------            --------
Current assets:
   Accounts receivable:
      Trade, less allowances of $1,280 and $815, respectively. . .           $19,316            $ 22,279
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .               644               1,367
      Affiliates   . . . . . . . . . . . . . . . . . . . . . . . .               100               1,105

   Inventories   . . . . . . . . . . . . . . . . . . . . . . . . .            50,122              54,342

   Deferred income taxes . . . . . . . . . . . . . . . . . . . . .                 -               3,800

   Other current assets (Note 6)   . . . . . . . . . . . . . . . .             1,205               1,703
                                                                             -------            --------
          Total current assets . . . . . . . . . . . . . . . . . .            71,387              84,596

Property, plant and equipment, at cost, less accumulated
   depreciation of $29,511 and $26,545, respectively . . . . . . .            18,705              18,352

Intangible assets, at cost, less accumulated amortization
   of $17,388 and $15,661, respectively  . . . . . . . . . . . . .             3,327               5,036

Other assets and deferred charges, at cost, less accumulated
   amortization of $7,410 and $5,440, respectively   . . . . . . .             4,258               5,330
                                                                             -------            --------

          Total assets   . . . . . . . . . . . . . . . . . . . . .           $97,677            $113,314
                                                                             =======            ========





                                  (continued)

                               LIGGETT GROUP INC.

                (Dollars in thousands, except per share amounts)





                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                                                                     December 31,
                                                                                               -----------------------
                                                                                                  1996         1995
                                                                                               ---------     ---------
Current liabilities:
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .       $ 31,807     $      50
  Cash overdraft  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6         3,761
  Accounts payable, principally trade . . . . . . . . . . . . . . . . . . . . . . . . . .         18,949        18,921
  Accrued expenses:
    Promotional . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,257        25,519
    Compensation and related items  . . . . . . . . . . . . . . . . . . . . . . . . . . .            682         1,175
    Taxes, principally excise taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,565         7,006
    Estimated allowance for sales returns . . . . . . . . . . . . . . . . . . . . . . . .          5,000         5,000
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,435         8,412
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,380         5,728
                                                                                               ---------   -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        112,081        75,572

Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . . . . . . . .        144,698       173,251

Non-current employee benefits and other long-term liabilities . . . . . . . . . . . . . .         17,376        19,197

Commitments and contingencies (Notes 5 and 12)

Stockholder's equity (deficit):
  Redeemable preferred stock (par value $1.00 per share;
   authorized 1,000 shares; no shares issued and out-
   standing)(Note 14)
Common stock (par value $0.10 per share; authorized
   2,000 shares; issued and outstanding 1,000 shares)
   and contributed capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,840        53,240
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (226,318)     (207,946)
                                                                                               ---------   -----------
            Total stockholder's deficit . . . . . . . . . . . . . . . . . . . . . . . . .       (176,478)     (154,706)
                                                                                               ---------   -----------
            Total liabilities and stockholder's equity (deficit)  . . . . . . . . . . . .      $  97,677   $   113,314
                                                                                               =========   ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)



                                                                           Year Ended December 31,
                                                                       -------------------------------
                                                                         1996        1995      1994
                                                                       --------    --------   --------


Net sales* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $401,062   $455,666   $465,676
Cost of sales* . . . . . . . . . . . . . . . . . . . . . . . . . . .     187,799    212,314    222,774
                                                                        --------   --------   --------
      Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .     213,263    243,352    242,902
Selling, general and administrative expenses . . . . . . . . . . . .     203,214    216,806    209,306
Restructuring  . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,296      1,927          -
                                                                        --------   --------   --------
       Operating income  . . . . . . . . . . . . . . . . . . . . . .       6,753     24,619     33,596
Other income (expense):
  Interest income  . . . . . . . . . . . . . . . . . . . . . . . . .          23          3          -
  Interest expense   . . . . . . . . . . . . . . . . . . . . . . . .     (23,901)   (23,449)   (21,704)
  Equity in loss of affiliate  . . . . . . . . . . . . . . . . . . .      (1,116)         -          -
  Sale of assets . . . . . . . . . . . . . . . . . . . . . . . . . .       3,669          -          -
  Miscellaneous, net   . . . . . . . . . . . . . . . . . . . . . . .           -      1,133       (458)
                                                                        --------   --------   --------
       Income (loss) before income taxes and extra-
         ordinary item . . . . . . . . . . . . . . . . . . . . . . .     (14,572)     2,306     11,434
Income tax provision (benefit) . . . . . . . . . . . . . . . . . . .       3,800      1,751     (5,000)
                                                                        --------   --------   --------
       Income (loss) before extraordinary item . . . . . . . . . . .     (18,372)       555     16,434

Extraordinary loss from the early
  extinguishment of debt  . . . . . . . . . . . . . . . . . . . . . .          -          -     (1,028)
                                                                        --------   --------   --------
       Net income (loss)    . . . . . . . . . . . . . . . . . . . . .   $(18,372)  $    555   $ 15,406
                                                                        ========   ========   ========

*Net sales and cost of sales include federal excise taxes of $104,518, $123,420 and $131,877 respectively.










                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in thousands)



                                                                      Common            Retained                        Total
                                                                    Stock and           Earnings                     Stockholder's
                                                                    Contributed      (Accumulated     Translation       Equity
                                                                      Capital           Deficit)      Adjustments      (Deficit)
                                                                    -----------       ------------    -----------     -----------
Balance at December 31, 1993 . . . . . . . . . . . . . . . . . . .     $53,240         $(223,109)       $      (3)     $(169,872)
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            15,406                -         15,406
  Translation adjustments .  . . . . . . . . . . . . . . . . . . .           -                 -                3              3
                                                                       -------         ---------        ---------      ---------
Balance at December 31, 1994 . . . . . . . . . . . . . . . . . . .      53,240          (207,703)               -       (154,463)
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .           -               555                -            555
  Excess of investment over cost basis of
   net assets acquired from indirect parent  . . . . . . . . . . .           -              (798)               -           (798)
                                                                       -------         ---------        ---------      ---------
Balance at December 31, 1995 . . . . . . . . . . . . . . . . . . .      53,240          (207,946)               -       (154,706)
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           (18,372)               -        (18,372)
  Consideration for option to acquire affiliate
   stock in excess of its net assets (Note 13) . . . . . . . . . .      (3,400)                -                -         (3,400)
                                                                       -------         ---------        ---------      ---------
Balance at December 31, 1996 . . . . . . . . . . . . . . . . . . .     $49,840         $(226,318)       $       -      $(176,478)
                                                                       =======         =========        =========      =========

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                                                                Year Ended December 31,
                                                                                     ---------------------------------------------
                                                                                        1996              1995           1994
                                                                                     ---------------------------------------------
Cash flows from operating activities:
  Net income  (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (18,372)        $     555    $  15,406
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .        7,969             7,972        8,310
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,800             1,259       (5,781)
   (Gain) loss on sale of property, plant and equipment . . . . . . . . . . . . .       (3,669)             (375)         114
   (Gain) on retirement of notes  . . . . . . . . . . . . . . . . . . . . . . . .            -            (1,273)        (375)
   Deferred finance charges and debt discount written off   . . . . . . . . . . .            -               160        1,404
   Equity in loss of affiliate  . . . . . . . . . . . . . . . . . . . . . . . . .        1,116                 -           -
 Changes in assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .        4,691             7,060       (3,381)
   Inventories . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .        4,220            (7,658)      (9,712)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (330)            7,671         (480)
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,479           (10,638)     (10,474)
   Non-current employee benefits  . . . . . . . . . . . . . . . . . . . . . . . .         (276)             (225)        (290)
   Other, net  . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .       (1,461)            9,079        1,492
                                                                                     ---------         ---------    ---------
     Net cash provided by (used in) operating activities  . . . . . . . . . . . .        6,167            13,587       (3,767)
                                                                                     ---------         ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment . . . . . . . . . . . . . .        4,424               570           78
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,319)           (1,104)      (1,036)
  Investment in affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,500)             (800)           -
                                                                                     ---------         ---------    ---------
      Net cash used in investing activities . . . . . . . . . . . . . . . . . . .       (5,395)           (1,334)        (958)
                                                                                     ---------         ---------    ---------
Cash flows from financing activities:
  Repayments of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .         (254)           (8,208)      (1,690)
  Issuance of Senior Secured Notes  . . . . . . . . . . . . . . . . . . . . . . .            -                 -       15,000
  Borrowings under revolving credit facility  . . . . . . . . . . . . . . . . . .      351,428           397,873      362,955
  Repayments under revolving credit facility. . . . . . . . . . . . . . . . . . .     (348,173)         (401,703)    (366,544)
  Proceeds from retirement of notes   . . . . . . . . . . . . . . . . . . . . . .            -                 -          375
  Deferred finance charges  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (18)                -       (2,705)
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . .            -                 -            3
  Changes in advances to affiliate  . . . . . . . . . . . . . . . . . . . . . . .            -                 -       (4,000)
  Increase (decrease) in cash overdraft . . . . . . . . . . . . . . . . . . . . .       (3,755)             (215)       1,331
                                                                                     ---------         ---------    ---------
    Net cash provided by (used in) financing activities   . . . . . . . . . . . .         (772)          (12,253)       4,725
                                                                                     ---------         ---------    ---------
Net change in cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .            -                 -            -
Cash and cash equivalents:
  Beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                 -            -
                                                                                     ---------         ---------    ---------
  End of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       -         $       -    $       -
                                                                                     =========         =========    =========
Supplemental cash flow information:
  Cash payments during the period for:

    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  23,228         $  23,196    $  20,287
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     189         $     130    $     123

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


2. Summary of Significant Accounting Policies

a. Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $176,478 as of December 31, 1996, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry, the impact of recent tobacco litigation settlements (see Note 12) and the anticipated increased tobacco costs, there can be no assurance that the Company will be able to meet its future earnings goals. Consequently, the Company could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under the revolving credit facility or senior secured notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements.

     Further, the Company's senior secured notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999, of $107,400, and its revolving credit facility expires on March 8, 1998 unless extended by its lenders. The revolving credit facility is classified as a short-term debt thereby creating a working capital deficit of approximately $40,694 at December 31, 1996.

     While management currently intends to seek to refinance and/or restructure with the Company's note holders the redemption and maturity requirements on the Senior Secured Notes and to extend the revolving credit facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the facility at this time, and no assurances can be given in this regard. Based on the Company's net loss for 1996 and anticipated 1997 operating results, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. If the Company is unable to refinance or restructure such obligations, renegotiate the payment terms of the senior secured notes, extend the revolving credit facility or otherwise make such payments, substantially all of its long-term debt and revolving credit facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, the Company may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern.

     The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b. Principles of Consolidation

     The consolidated financial statements include the accounts of Liggett and its wholly-owned subsidiaries, Eve Holdings Inc. ("Eve"), Cigarette Exporting Company of America Ltd. ("CECOA") and Carolina Tobacco Express Company ("CTEC"). Intercompany accounts and transactions have been eliminated.

c. Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1996 and 1995 and the reported amounts of revenues and expenses during the three year period ended December 31, 1996. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, sales returns and allowances, actuarial assumptions of pension plans and litigation and defense costs. Actual results could differ from those estimates.

d. Per Share Data

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

     The Company is required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future discounted cash flows of the underlying business.

g. Trademarks

     Trademarks are amortized using the straight-line method over twelve years. Amortization expense for the years ended December 31, 1996, 1995 and 1994 amounted to $1,727, $1,725 and $1,722, respectively. Management periodically reviews the carrying value of trademarks to determine whether asset values are impaired.

h. Sales and Sales Returns

     Revenue from sales is recognized upon the shipment of finished goods to customers. The Company provides for expected sales returns, net of related inventory cost recoveries. As Liggett does not have any other lines of business, the Company's financial position and its results of operations could be materially adversely affected by significant unit sales volume declines, increased tobacco costs or reductions in the selling price of cigarettes.

i. Employee Benefits

     The Company sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 1996 and 1995 which are subject to significant fluctuations in the near term.

     BGLS maintains defined benefit retirement plans for substantially all of the Company's employees. The Company records as an expense the portion of BGLS' annual funding requirements applicable to the Company.

     The Company sponsors a postretirement benefit plan and, in accordance with Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), records an actuarially determined liability and charges operations for the estimated cost of postretirement benefits for current employees and retirees.

j. Income Taxes

     Under SFAS No. 109, "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that future taxable income will be insufficient to realize some portion or all of the deferred tax assets.

k. Legal Costs

     The Company's accounting policy is to accrue legal and other costs related to contingencies as services are performed.

l. Fair Value of Financial Instruments

     The fair values of the Company's Senior Secured Notes have been based upon market quotations (see Note 10). The carrying amount of borrowings outstanding under the revolving credit facility and other long-term debt is a reasonable estimate of fair value, based upon estimated current borrowing rates for loans with similar terms and maturities. The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.


3. Changes in Accounting Estimates

     In September 1995, the Company adjusted an accrual estimate recorded in prior years which had the effect of increasing operating income by approximately $1,214 for the year ended December 31, 1995.

     As a consequence of certain litigation settlements and marketing assessment contingencies (see Note 12), Liggett charged approximately $8,846 to operations in the fourth quarter of 1995. Possible future payments under the litigation settlements which are based on a percentage of Liggett's pretax income, if any, will be charged to operations in the period that the Company's operating results are known. Liggett increased its valuation allowance for deferred tax assets by $443 in the fourth quarter of 1995.

     Liggett increased its valuation allowance for deferred tax assets by $3,800 in the third quarter of 1996. In December 1996, Liggett increased its estimate of coupon promotions which resulted in a decrease in the Company's operating income of $1,800 for the year ended December 31, 1996.


4. Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables.

     Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett's largest single customer accounted for approximately 13.7% of net sales in 1996, and approximately 11.6% of net sales in 1995, the majority of which were in the private label discount market segment. No single customer accounted for more than 10% of the Company's net sales in 1994. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the remainder of the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates.


5. Inventories


Inventories consist of:

                                                                      December 31,
                                                                  ------------------
                                                                   1996        1995
                                                                  ------     -------

 Finished goods  . . . . . . . . . . . . . . . . . . . . . .      $15,304    $18,240
 Work-in-process . . . . . . . . . . . . . . . . . . . . . .        4,382      3,331
 Raw materials . . . . . . . . . . . . . . . . . . . . . . .       31,338     24,946
 Replacement parts and supplies  . . . . . . . . . . . . . .        3,554      3,926
                                                                  -------    -------
  Inventories at current cost  . . . . . . . . . . . . . . .       54,578     50,443

  LIFO adjustment  . . . . . . . . . . . . . . . . . . . . .       (4,456)     3,899
                                                                  -------    -------
  Inventories at LIFO cost   . . . . . . . . . . . . . . . .      $50,122    $54,342
                                                                  =======    =======


     The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $20,116 at December 31, 1996.

6. Assets Under Agreement for Sale

     On April 9, 1996, Liggett executed a definitive agreement with the County of Durham for the sale by Liggett to the County of Durham of certain surplus realty in Durham, North Carolina, for a sale price of $4,300. The net book value of those assets ($713) for which the agreement was signed is classified as current assets on the Company's Consolidated Balance Sheet as of December 31, 1995. The transaction closed on May 14, 1996, at which time a gain of approximately $3,600 was recognized.

     On April 29, 1996, Liggett executed a definitive agreement (as amended) with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty in Durham, North Carolina, for a sale price of $2,200. The net book value of those assets ($309) for which the agreement was signed is classified as current assets on the Company's Consolidated Balance Sheet as of December 31, 1996. The transaction closed on March 11, 1997. A gain of approximately $1,600 is expected to be recognized in 1997.

7. Property, Plant and Equipment


Property, plant and equipment consists of the following:


                                                                     December 31,
                                                                  ------------------
                                                                    1996      1995
                                                                  -------    -------
 Land and improvements .......................................    $   455    $   542
 Buildings ...................................................      5,848      6,011
 Machinery and equipment .....................................     41,913     38,344
                                                                  -------    -------

 Property, plant and equipment ...............................     48,216     44,897

 Less accumulated depreciation ...............................    (29,511)   (26,545)
                                                                  -------    -------

 Property, plant and equipment, net ..........................    $18,705    $18,352
                                                                  =======    =======



8. Employee Benefits Plans

     Defined Benefit Retirement Plans

     Prior to 1994, substantially all of Liggett's employees participated in two noncontributory defined benefit retirement plans sponsored by BGLS. The Company records as an expense the portion of BGLS' annual funding requirements applicable to the Company. There was no pension expense recorded in 1996, 1995 or 1994.

     Future Pension Benefits to be Funded by BGLS

     Actuarial estimates of the total future minimum pension benefits to be funded by BGLS, prior to the effect of unamortized purchase accounting adjustments, are as follows:



            1997  ......................   $  350
            1998  ......................      350
            1999  ......................      350
            2000  ......................      250
            2001  ......................      150
            Thereafter .................    1,500
                                           ------

               Total ...................   $2,950
                                           ======


     Postretirement Medical and Life Insurance Plans

     The components of net periodic postretirement benefit cost are as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                      1996        1995       1994
                                                      ----        ----       ----
Service cost, benefits attributed to employee
   service during the year ....................       $  68     $    68     $   63
 Interest cost on accumulated postretirement
   benefit obligation .........................         829         970      1,037
 Charge for special termination benefits ......        --           489       --
 Amortization of net (gain) loss ..............         (92)        (26)        33
                                                      -----     -------     ------
 Net periodic postretirement benefit expense ..       $ 805     $ 1,501     $1,133
                                                      =====     =======     ======

     The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") applicable to each employee group for benefits:


                                                                    December 31,
                                                                    --------------
                                                                    1996       1995
                                                                    ----       ----
 Retired employees ...........................................    $ 7,899    $ 8,673
 Active employees - fully eligible ...........................        674      1,707
 Active employees - not fully eligible .......................        515      1,078
                                                                  -------    -------
 APBO ........................................................      9,088     11,458
 Unrecognized net gain .......................................      3,324      1,339
 Purchase accounting valuation adjustment
 related to income taxes .....................................     (1,072)    (1,181)
                                                                  -------    -------
 Postretirement liability ....................................    $11,340    $11,616
                                                                  =======    =======

     The APBO at December 31, 1996 was determined using a discount rate of 8% and health care cost trend rates of 4%. A 1% increase in the trend rate for health care costs would have increased the APBO and net periodic postretirement benefit cost by $419 and $32, respectively, for the year ended December 31, 1996. The Company does not hold any assets reserved for use in the plan.

     Profit Sharing Plans

     Liggett's 401(k) plans originally called for Company contributions matching up to a 3% employee contribution, plus additional Company contributions of up to 6% of salary based on the achievement of Company profit objectives. Effective January 1, 1994, the Company suspended the 3% match for the salaried employees' 401(k) Plan, but reinstated it on April 1, 1996. The Company contributed and expensed $2,712, $900 and $420 to the 401(k) plans for the years ended December 31, 1996, 1995 and 1994, respectively.


9. Income Taxes

     Liggett's operations are included in the consolidated federal income tax return of its indirect parent, BGL. Pursuant to a tax allocation agreement, the Company's federal income tax provision is calculated as if the Company filed a separate federal income tax return except that the tax sharing agreement with BGL effectively limits the ability of the Company to carry back losses for refunds.

    The amounts provided for income taxes are as follows:

                                                          Year Ended December 31,
                                                      -------------------------------
                                                        1996        1995       1994
                                                      -------     -------     -------
Current:
 Federal ......................................       $    --     $  (233)    $   341
 State ........................................            --         216         227

Deferred:
 Federal ......................................         3,800       1,768      (5,568)
 State ........................................            --          --          --
                                                      -------      ------     -------
 Total tax provision (benefit) ................       $ 3,800     $ 1,751     $(5,000)
                                                      =======     =======     =======

     Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                      1996                     1995
                                            ----------------------   ----------------------
                                                Deferred Tax             Deferred Tax
                                             Asset       Liability    Asset       Liability
                                            --------     ---------   -------      ---------
 Sales and product allowances ........      $  2,504     $    --     $ 2,293      $      --
 Inventory ...........................         1,269         683         816          1,256
 Coupon accruals .....................         4,492          --       3,138             --
 Property, plant and equipment .......          --         4,890          --          5,778
 Employee benefit plan accruals ......         5,303          --       4,886             --
 USDA marketing assessment ...........         1,681          --       1,920             --
 Tobacco litigation settlements ......         1,229          --       1,568             --
 Difference in basis in investment ...         1,864          --          --             --
 Net operating loss carryforward .....         7,244          --       5,022             --
 Valuation allowance .................       (20,013)         --      (8,809)            --
 Reclassifications ...................        (5,573)     (5,573)     (7,034)        (7,034)
                                            --------     -------     -------      ---------
 Total deferred taxes.................      $     --     $    --     $ 3,800      $    ----
                                            ========     =======     =======      =========

     The $20,013 net valuation allowance at December 31, 1996 is composed of $18,590 for net deferred assets arising from items which have been reflected in book income or loss and $1,423 for deferred assets arising for basis differences in the investments which were reflected as direct entries to equity.

     Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rates are summarized as follows:

                                                              Year Ended December 31,
                                                              -----------------------
                                                         1996          1995          1994
                                                         ----          ----          ----
 Income before taxes ..........................       $ (14,572)    $   2,306     $  11,434
                                                      =========     =========     =========
 Federal income tax at statutory rates ........       $  (5,100)    $     807     $   4,002
 Increases (decreases) resulting from:
   State income tax expense (benefit) net of
     federal income tax benefit (expense) .....            (634)          216           743
   Other, net .................................            (247)          285           516
   Change in valuation allowance ..............           9,781           443       (10,261)
                                                      ---------     ---------     ---------

 Total tax provision (benefit) ................       $   3,800     $   1,751     $  (5,000)
                                                      =========     =========     =========

     As of December 31, 1996, the Company's net operating loss ("NOL") carryforward pursuant to its tax sharing agreement with BGL is approximately $18,250 which expires from 2008 to 2011. However, if the Company were deconsolidated from BGL, its allocable share of NOL could be significantly different. In 1993 a valuation allowance was established for the net deferred tax assets because of the lack of recoverability of NOLs against prior years' taxable income and the Company's 1993 loss. The Company has adjusted its valuation allowance in subsequent years based upon its assessment of whether it is more likely than not that taxable income will be sufficient to realize the deferred tax assets.


10. Long-Term Debt

    Long-term debt consists of the following:


                                                                   December 31,
                                                                   ------------
                                                                 1996                 1995
                                                       -----------------------       ------
                                                       Estimated      Carrying      Carrying
                                                       Fair Value      Value         Value
                                                       ----------     --------      --------
11.5% Senior Secured Notes due February 1, 1999
 net of unamortized discount of $0, $424 and $627,
 respectively ....................................    $  74,805      $ 119,688      $ 119,485
Variable Rate Series C Senior Secured Notes due
 February 1, 1999 ................................       23,402         32,279         32,279
Borrowings outstanding under revolving credit
 facility ........................................       24,272         24,272         21,017
Other ............................................          266            266            520
                                                      ---------      ---------      ---------
                                                        122,745        176,505        173,301
Current portion ..................................      (31,807)       (31,807)           (50)
                                                      ---------      ---------      ---------

 Amount due after one year .......................    $  90,938      $ 144,698      $ 173,251
                                                      =========      =========      =========

     Maturities of long-term debt, net of discount, at December 31, 1996 are as follows:


  1997 .................................   $ 31,807
  1998 .................................     37,324
  1999 .................................    107,374
                                           --------
    Total ..............................   $176,505
                                           ========

     Senior Secured Notes

     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. In February 1997, $7,500 of Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Notes are collateralized by substantially all of the assets of the Company, excluding inventories and receivables. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of the Company. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

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

     Revolving Credit Facility

     On March 8, 1994, Liggett entered into a revolving credit facility (the "Facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $13,098 based upon eligible collateral at December 31, 1996. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate of 8.25%, bore a rate of 9.75% on December 31, 1996. The Facility contains certain financial covenants similar to those contained in the Note indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.
In addition, the Facility imposes
requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $175,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $35,000 as computed in accordance with the agreement). The Facility is classified as short-term debt as of December 31, 1996, as it was due on March 8, 1997. On January 7, 1997, the Facility was extended for a one-year period ending March 8, 1998.

     During the first quarter of 1997, the Company violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Senior Secured Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the Senior Secured Notes; (ii) the maximum permitted working capital deficit was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent. (See Note
2a).

11.  Operating Leases

     At December 31, 1996, the Company has operating leases for building space and computer equipment. The future minimum lease payments are as follows:



         1997 ..........................   $  1,672
         1998 ..........................      1,118
         1999 ..........................        361
         2000 ..........................          6
                                           --------
           Total .......................   $  3,157
                                           ========

     Rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $3,121, $3,112 and $2,854, respectively.


12.  Commitments and Contingencies

     Litigation

     Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such actually were commenced against Brooke Group Ltd. in its former name or in its present name or against Liggett). New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have recently ended. Certain joint defense arrangements, and the financial benefits incident thereto, have also ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

     As of March 14, 1997, there were 108 cases pending against Liggett where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 58 are pending in the State of Florida and 19 are pending in the State of New York. The balance of individual cases are pending in 13 different states. The next individual case scheduled for trial where Liggett is a defendant is Chutz-Reymers v. Liggett Group Inc., et al. United States District Court, Middle District of Florida, Tampa Division, which is scheduled for trial in June 1997. In light of the settlements discussed below, this case will not proceed against Liggett on that date. In addition to the foregoing, there are four individual cases scheduled for trial in 1997 where Liggett is a defendant, although trial dates are subject to change.

     The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Act"). Several representative cases are described below.

     On June 24, 1992, in the action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court issued an opinion concluding that The Federal Cigarette Labeling and Advertising Act did not preempt state common law damage claims but that The Public Health Cigarette Smoking Act of 1969 (the "1969 Act"), did preempt certain, but not all, state common law damage claims. The decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. Bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

     On March 27, 1987, an action entitled Yvonne Rogers v. Liggett Group Inc. et al., Superior Court, Marion County, Indiana, was filed against Liggett and others. The plaintiff sought compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The Court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial commenced on August 5, 1996 and, on August 23, 1996, the jury returned a verdict in favor of the defendants. A Notice of Appeal has been filed by the plaintiff.

     On October 31, 1991, an action entitled Broin et al. v. Philip Morris Incorporated, et al., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. Plaintiffs' motion to certify the action as a class action was granted. The suit is scheduled to go to trial on June 2, 1997. In addition to Broin, as of March 25, 1997 there were 12 other actions which have either been certified as a class or are seeking class certification. One of these actions, Engle, et al. v. R. J. Reynolds Tobacco Company, et al., Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, involving a certified class of smokers in the State of Florida, is scheduled to commence trial on September 8, 1997.

     On May 12, 1992, an action entitled Cordova v. Liggett Group Inc., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council on Tobacco Research ("CTR") and its predecessor. The complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. The case is presently in the discovery phase. This action is scheduled for trial on December 12, 1997. A similar action has been filed in the Superior Court for the State of California, City of San Francisco.

     On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alleging as injury lung cancer. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiffs' fraud and breach of warranty claims. In addition, the District Court vacated the Magistrate's March 19, 1996 order compelling Liggett to produce certain CTR documents with respect to which Liggett had asserted various privilege claims, and allowed the other cigarette manufacturers and the CTR to intervene in order to assert their interests and privileges with respect to those same documents. The Magistrate Judge is presently reconsidering plaintiffs' motion to compel production of documents. No trial date has been set.

     On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. The District Court granted plaintiffs' motion for class certification. On May 23, 1996, the Fifth Circuit Court of Appeals decertified the class and instructed the District Court to dismiss the class complaint.
On March 12, 1996, Liggett and BGL entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation, however, this settlement is no longer in effect. See "Subsequent Events" below.

     In February 1995, an action entitled Grady Carter, et al. v. The American Tobacco Company, et al., Superior Court for the State of Florida, Duval County, was filed against Liggett and others. Plaintiff sought compensatory damages, including, but not limited to, reimbursement for medical costs. Both American Tobacco and Liggett were subsequently dismissed from this action. On August 9, 1996, a jury returned a verdict against the remaining defendant, Brown & Williamson Tobacco Corp., in the amount of $750. Brown & Williamson has filed a Notice of Appeal.

     On May 23, 1994, an action entitled Moore, Attorney General, ex rel State of Mississippi v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, was commenced against Liggett and others seeking restitution and indemnity for medical payments and expenses allegedly made or incurred for tobacco related illnesses. In May 1994, the State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). On February 21, 1995, the State of Florida commenced an action pursuant to this statutory scheme. In addition to the foregoing, similar actions have been filed on behalf of 20 states and several municipalities. The Mississippi, Florida and Texas Medicaid recovery actions are scheduled for trial in 1997. Legislation similar to that enacted in Florida has been introduced in the Massachusetts and New Jersey legislatures.

     In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by tobacco products. The claims asserted in these Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the Federal Racketeer Influenced and Corrupt Organization Act.

     On March 15, 1996, Liggett and BGL entered into a settlement of tobacco-related litigation with the Attorneys General of Florida, Louisiana, Mississippi, West Virginia and Massachusetts. The settlement with the Attorneys General releases Liggett and BGL from all tobacco-related claims by these states including claims for Medicaid reimbursement and concerning sales of cigarettes to minors. The settlement provides that additional states which commence similar Attorney General actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the settlement are summarized below.

     Under the settlement, the states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by Liggett or BGL with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if Liggett or BGL fails to consummate a merger or other similar transaction with another defendant in the lawsuits with in three years of the date of the settlement.

     Settlement funds received by the Attorneys General will be used to reimburse the states' smoking-related healthcare costs. While neither consenting to FDA jurisdiction nor waiving their objections thereto, Liggett and BGL also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same basis as provided in the Castano settlement.

     Liggett and BGL have the right to terminate the settlement with respect to any state participating in the settlement if any of the remaining defendants in the litigation succeed on the merits in that state's Attorney General action. Liggett and BGL may also terminate the settlement if they conclude that too many states have filed Attorney General actions and have not resolved such cases as to the settling defendants by joining in the settlement.

     At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlement, and no additional amounts have been accrued with respect to the recent settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments, based on occurrence of a business combination, will be expensed when considered probable.

     The Company understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. The Company was a sponsor of The Council for Tobacco Research - USA, Inc. at one time. The Company is unable at this time to predict the outcome of this investigation.

     In March 1996, Liggett received a subpoena from a Federal grand jury sitting in the Southern District of New York. Documents have been produced in response to the subpoena. The Company understands that this investigation has been transferred to the main office of the United States Department of Justice. In addition, in May 1996, Liggett was served with a subpoena by a grand jury sitting in the District of Columbia. Liggett is in the process of responding to that subpoena. Liggett and BGL are unable, at this time, to predict the outcome of these investigations.

     The Antitrust Division of the United States Department of Justice investigation into the United States tobacco industry activities in connection with product development efforts regarding "fire-safe" or self-extinguishing cigarettes has been concluded. No action by the Department of Justice was taken.

     On March 15, 1996, an action entitled Spencer J. Volk v. Liggett Group Inc. was filed in the United States District court for the Southern District of New York, Case No. 96-CIV-1921, wherein the plaintiff, who was formerly employed as Liggett's President and Chief Executive Officer, seeks recovery of certain monies allegedly owing by Liggett to him for long-term incentive compensation. At a September 19, 1996 hearing, the court dismissed the plaintiff's alternate claim for recovery under a fraud theory and by order dated March 10, 1997, the court dismissed the balance of plaintiff's claims. A notice of appeal has been filed by the plaintiff.

     Litigation is subject to many uncertainties, and it is possible that some of aforementioned actions could be decided unfavorably against the Company.
An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

     There are several other proceedings, lawsuits and claims pending against Liggett unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations or cash flows.

     The Company is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett and BGL. It is possible that the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation.

     Subsequent Events:

        On March 20, 1997, Liggett, together with BGL, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Liggett and BGL have now obtained settlements with each of the 22 states have commenced suit against them. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the 22 states, and upon court approval, the nationwide class.

        The settlement with the Attorneys General, which does not require court approval, includes the states of Arizona, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Texas, Utah, Washington and Wisconsin. Liggett and BGL's previous settlements on March 15, 1996, with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect.

        The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al, v. Brooke Group Ltd., et al., Circuit Court of Mobile County Alabama, where the court granted preliminary approval and preliminary certification of the class. Class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements. In light of this, the March 1996 Castano settlement is no longer in effect.

        Pursuant to the settlements, Liggett and BGL have agreed to cooperate fully with the Attorneys General and the nationwide class in their lawsuits against the tobacco industry. Liggett and BGL have agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections. The Attorneys General and the nationwide class have agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL have agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett has also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General.

        Under the terms of the new settlement agreements, Liggett will pay on a annual basis 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. Liggett has also agreed to phase-in-compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

        Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any further adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay the settlement fund of $25 million. Both the Attorneys General and the nationwide class have also agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

        Liggett and BGL are also entitled to certain "most favored nation" benefits not available to the other defendant tobacco companies. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the Attorneys General and tobacco plaintiffs have agreed to use their "best efforts" to ensure that Liggett's and BGL's liability under such a plan should be no more onerous than under these new settlements.

        On March 20, 1997, RJR, Philip Morris, B & W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing Liggett and BGL and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining these four companies from interfering with Liggett's filing with the courts, under seal, those documents.

         Legislation and Regulation

         On August 28, 1996, the Food and Drug Administration ("FDA") filed in the Federal Register a Final Rule classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation has been commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. A hearing on the tobacco industry's motion for summary judgment in that case was held on February 10, 1997 and a decision by the Court is expected soon. The FDA's proposed restrictions, some of which became effective as early as February 28, 1997, purport to: (i) limit access to tobacco products and (ii) limit advertising and marketing. Management is unable to predict whether the Final Rule will be upheld as enforceable against the industry. Management is also unable to predict the effects of the proposed restrictions, if implemented, on Liggett's operations, but such actions could have an unfavorable impact thereon.

         Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed rule making and to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Attorneys General settlements above.

         In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. Regulations adopted pursuant to this legislation are scheduled to become effective on July 1, 1997. On February 7, 1997, the United States District Court for the District of Massachusetts denied an attempt to block the new legislation on the ground that it is preempted by federal law.

         In 1993, the United States Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a domestic marketing assessment ("DMA") based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government.

     After an audit, the United States Department of Agriculture ("USDA") informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement for 1994 and was subject to a DMA (the "USDA marketing assessment") of approximately $5,500. Liggett has agreed to pay this assessment in quarterly installments, with interest, over a five-year period, and $4,900 was accrued for the assessment in 1995. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, the Company was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

     On September 13, 1995, the President of the United States issued Presidential Proclamation 6821, which established a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain levels which vary from country to country. Oriental tobacco is exempt from the quota as well as all tobacco originating from Canada, Mexico or Israel. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business. In addition, the Presidential Proclamation served to limit the application of the legislation establishing the DMA to only those activities occurring in calendar year 1994.

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

     In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995. OSHA has not yet issued a final rule or a proposed revised rule. While the Company cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

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

     In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time, the Company is not able to evaluate.


13. Related Party Transactions

     On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat Ltd.'s ("Liggett-Ducat") tobacco operations from Brooke (Overseas) Ltd. ("BOL"), an indirect subsidiary of BGL, for $2,100. Liggett-Ducat, which produces cigarettes in Russia, manufactured and marketed
11.4 billion cigarettes in 1996. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee is to be credited against the purchase price. In addition, as part of the same transaction, Liggett had the right on or before June 30, 1997 to acquire from BOL for $2,200 another ten-year option on the same terms to purchase the remaining shares of Liggett-Ducat (an additional 33%). On March 13, 1997, Liggett acquired this option and paid BOL $2,000, and recorded a payable to BOL for the remaining $0.2 million. Liggett accounts for its investment in Liggett-Ducat under the equity method of accounting. Liggett's equity in the net loss of Liggett-Ducat amounted to $1,116 for the year ended December 31, 1996. The excess of the cost of the option over carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit.

     Since October 1990, Liggett has provided certain administrative and technical support to Liggett-Ducat in exchange for which Liggett-Ducat provides assistance to Liggett in its pursuit of selling cigarettes in the Russian Republic. The expenses associated with Liggett's activities amounted to $76, $229 and $230 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Liggett is party to a Tax-Sharing Agreement dated June 29, 1990 with BGL and certain other entities pursuant to which Liggett has paid taxes to BGL as if it were filing a separate company tax return, except that the agreement effectively limits the ability of Liggett to carry back losses for refunds. Liggett is entitled to recoup overpayments in a given year out of future payments due under the agreement.

     Liggett is a party to an agreement dated February 26, 1991, as amended October 1, 1995, with BGL to provide various management and administrative services to the Company in consideration for an annual management fee of $900 paid in monthly installments and annual overhead reimbursements of $864 paid in quarterly installments.

     Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $3,160 in 1996, $3,010 in 1995 and $2,866 in 1994. This fee is in addition to the management fee and overhead reimbursements described above.

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


14. Supplemental Disclosure of Non-Cash Financing and Investing Activities

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


15. Restructuring Charges

     During 1996, the Company reduced its headcount by 38 positions and recorded a $3,428 restructuring charge to operations ($132 of which was included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees. Of the total restructuring recorded during 1996, $1,416 was funded during 1996, leaving $2,012 remaining to be funded in subsequent years. The Company expects to continue its cost reduction programs.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder of Eve Holdings Inc.

We have audited the accompanying balance sheets of Eve Holdings Inc. (the "Company") as of December 31, 1996 and 1995 and the related statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eve Holdings Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company's revenues are comprised solely of royalties and interest income from Liggett Group Inc. ("Liggett"). Liggett had a working capital deficit of $40,694 and a net capital deficiency of $176,478 as of December 31, 1996, is highly leveraged and has substantial near-term debt service requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



COOPERS & LYBRAND L.L.P.

Miami, Florida
March 27, 1997

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                 December 31,
                                                                             1996          1995
                                                                             ----          ----
                                    ASSETS
 Cash ............................................................        $    --        $       8
 Office equipment ................................................                2              2
 Trademarks, at cost, less accumulated amortization of
    $17,294 and $15,593, respectively ............................            3,119          4,820
                                                                          ---------      ---------
           Total assets ..........................................        $   3,121      $   4,830
                                                                          =========      =========

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

 Federal income taxes currently payable to parent ................        $    --        $     164

 Dividends payable ...............................................            4,623          2,536

 Cash overdraft ..................................................               92           --

 Other current liabilities .......................................               19           --

 Deferred income taxes ...........................................            1,092          1,687
                                                                          ---------      ---------
           Total liabilities .....................................            5,826          4,387
                                                                          ---------      ---------
 Stockholder's equity (deficit):
    Common stock (par value $1 00 per share; authorized,
      issued and outstanding 100 shares) and contributed
      capital ....................................................           46,548         47,653
    Receivables from parent:
      Note receivable - interest at 14%, due no sooner
        than February 1, 1999 ....................................          (44,520)       (44,520)
      Other ......................................................           (4,733)        (2,690)
                                                                          ---------      ---------
        Total stockholder's equity (deficit) .....................           (2,705)           443
                                                                          ---------      ---------
        Total liabilities and stockholder's equity (deficit) .....        $   3,121      $   4,830
                                                                          =========      =========



                   The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS

                             (Dollars in thousands)



                                                              Year Ended December 31,
                                                        ------------------------------------
                                                         1996           1995            1994
                                                         ----           ----            ----
Revenues:
   Royalties - parent ............................    $   8,608      $  10,452      $  10,647
   Interest - parent .............................        6,306          6,306          6,306
                                                      ---------      ---------      ---------
                                                         14,914         16,758         16,953
 Expenses:
   Amortization of trademarks ....................        1,701          1,702          1,701
   Miscellaneous .................................          129             93             70
                                                      ---------      ---------      ---------
   Operating income ..............................       13,084         14,963         15,182
 Interest expense ................................           49           --             --
                                                      ---------      ---------      ---------
   Income before income taxes ....................       13,035         14,963         15,182
 Income tax provision ............................        2,480          5,237          5,314
                                                      ---------      ---------      ---------
   Net income ....................................    $  10,555      $   9,726      $   9,868
                                                      =========      =========      =========



                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in thousands)



                                              Common
                                             Stock and                  Receivables      Total
                                             Capital in      Retained      From      Stockholder's
                                            Excess of Par    Earnings     Parent         Equity
                                            -------------    --------     ------      ------------
 Balance at December 31, 1993 ............  $  49,866       $    --     $ (45,219)     $   4,647

   Net income ............................       --             9,868        --            9,868
   Dividends/capital distributions .......     (1,107)         (9,868)       --          (10,975)
   Net change in receivable from Parent ..       --              --        (2,053)        (2,053)
                                            ---------       ---------   ---------      ---------
 Balance at December 31, 1994 ............     48,759            --       (47,272)         1,487
   Net income ............................       --             9,726        --            9,726
   Dividends/capital distributions .......     (1,106)         (9,726)       --          (10,832)
   Net change in receivable from Parent ..       --              --            62             62
                                            ---------       ---------   ---------      ---------
 Balance at December 31, 1995 ............     47,653            --       (47,210)           443
   Net income ............................       --            10,555        --           10,555
   Dividends/capital distributions .......     (1,105)        (10,555)       --          (11,660)
   Net change in receivable from Parent ..       --              --        (2 043)        (2,043)
                                            ---------       ---------   ---------      ---------
 Balance at December 31, 1996 ............  $  46,548       $    --     $ (49,253)     $  (2,705)
                                            =========       =========   =========      =========



                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                      1996            1995          1994
                                                                      ----            ----          ----
Cash flows from operating activities:
   Net income ..................................................   $  10,555       $   9,726     $   9,868
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .............................       1,701           1,703         1,701
     Deferred income taxes .....................................        (595)           (596)         (595)
   Changes in assets and liabilities:
     Federal income taxes currently payable  to parent .........        (164)            157          (691)
     Other current liabilities .................................          19            --            --
                                                                   ---------       ---------     ---------
       Net cash provided by operating activities ...............      11,516          10,990        10,283
                                                                   ---------       ---------     ---------
 Cash flows from investing activities:
   Capital expenditures ........................................        --              --              (3)
                                                                   ---------       ---------     ---------
       Net cash used in investing activities ...................        --              --              (3)
                                                                   ---------       ---------     ---------
 Cash flows from financing activities:
   Increase in cash overdraft ..................................          92            --            --
   Dividends/capital distributions .............................      (9,573)        (11,046)       (8,225)
   Increase (decrease) in due from parent ......................      (2,043)             62        (2,053)
                                                                   ---------       ---------     ---------
       Net cash used in financing activities ...................     (11,524)        (10,984)      (10,278)
                                                                   ---------       ---------     ---------
 Net (decrease) increase in cash ...............................          (8)              6             2

 Cash:
   Beginning of period .........................................           8               2          --
                                                                   ---------       ---------     ---------
   End of period ...............................................   $       0       $       8     $       2
                                                                   =========       =========     =========
 Supplemental cash flow information:
   Payments of income taxes through receivable from parent .....   $   5,159       $   5,676     $   6,600
                                                                   =========       =========     =========
   Dividends/capital distributions declared but not paid .......   $   4,623       $   2,536     $   2,750
                                                                   =========       =========     =========

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                         Notes to Financial Statements

                (Dollars in thousands, except per share amounts)

1.   The Company
     Eve Holdings Inc. ("Eve" or the "Company") is a wholly-owned subsidiary of Liggett Group Inc. ("Liggett"). Eve's predecessor, Chesterfield Assets Inc., was organized in March 1987. Eve, formed in June 1990, is the proprietor of, and has all right, title and interest in, certain federal trademark registrations (the "Trademarks"). Eve has entered into an exclusive licensing agreement with Liggett (effective until 2010) whereby Eve grants the use of the Trademarks to Liggett in exchange for royalties, computed based upon Liggett's annual net sales, excluding excise taxes of $296, 544, $332,246 and $333,799 for the years ended December 31, 1996, 1995 and 1994, respectively. Generally, royalties are earned based on a rate of either 2% of sales for generic product trademarks and 5% of sales for branded product trademarks. In recent fiscal years, Liggett has experienced greater growth in the sales of generic rather than branded products resulting in a lower overall royalty rate. The Trademarks are pledged as collateral for borrowings under the Liggett notes (see Note 3).

2.   Summary of Significant Accounting Policies

 a.  Going Concern

     The accompanying financial statements have been prepared assuming that Eve will continue as a going concern. Eve's revenues are comprised solely of royalties and interest income from Liggett. In addition, Eve holds a note receivable from Liggett for $44,520 due no sooner than February 1, 1999. Liggett had a working capital deficiency of $40,694 and a net capital deficiency of $176,478 as of December 31, 1996, is highly leveraged and has substantial near-term debt service requirements. These matters raise substantial doubt about Eve and Liggett meeting their liquidity needs and their ability to continue as going concerns.

     The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 b.  Basis of Presentation

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

 c.  Per Share Data

     All of Eve's common shares (100 shares authorized, issued and outstanding for all periods presented herein) are owned by Liggett. Accordingly, earnings and dividends per share data are not presented in these financial statements.

 d.  Trademarks

     Trademarks are amortized using the straight-line method over 12 years. Management periodically reviews the carrying value of trademarks to determine whether asset values are impaired.

 e.  Estimates and Assumptions

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


4.       Income Taxes

         Eve's operations are included in the consolidated federal income tax return of its indirect parent, Brooke Group Ltd. ("Brooke"). Eve's federal income tax provisions are calculated as if it filed a separate federal income tax return. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that deferred taxes be recorded under the liability method.

         The amounts provided for income taxes are as follows:

                                                            1996        1995        1994
                                                            ----        ----        ----
           Current:
                U.S. Federal ........................      $2,883      $5,832      $5,909
                State ...............................         192          --          --
                                                           ------      ------      ------
           Deferred:
                U.S. Federal.........................        (595)       (595)       (595)
                State................................           -           -           -
                                                           ------      ------      ------
            Total provision for continuing operations      $2,480      $5,237      $5,314
                                                           ======      ======      ======

            Eve's deferred tax liability relates entirely to the difference in the basis of the Trademarks for book and tax purposes. As permitted in SFAS 109, Eve has not adjusted the basis of the Trademarks that were previously adjusted to net of tax amounts to be consistent with the accounting treatment adopted by Liggett.

           Differences between the amounts provided for income taxes and amounts computed at the federal statutory rate are summarized as follows:

                                                                  1996            1995         1994
                                                                  ----            ----         ----
           Income from continuing operations
                before income taxes ......................      $ 13,035       $ 14,963      $ 15,182
                                                                --------       --------      --------

            Federal income tax (benefit) at statutory rate         4,563          5,237         5,314

            Decreases resulting from:
                Exclusion of interest income
                  between related parties.................        (2,207)          --            --
                State income taxes, net of federal .......           124          --            --
                                                                --------       --------      --------
            Total ........................................      $  2,480       $  5,237      $  5,314
                                                                ========       ========      ========


          Eve qualifies as a company conducting operations exempt from income taxation under Delaware General Statute Section 1903(b). In recent years, some states have been aggressively pursuing companies exempt under this statute. Eve's management believes that certain state income tax rulings supporting these states' arguments will be ultimately reversed and that Eve's status as a company not conducting business in these states will be respected.
Consequently, management has not provided a reserve for additional state income taxes. No assurance can be given with regard to future state income tax rulings and audit activity with respect to Eve.

                               LIGGETT GROUP INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

                                                          Additions
                                                          ---------
                                        Balance at  Charged to Charged to                         Balance
                                        Beginning    Costs and    Net                             at End
                                        of Period    Expenses    Sales     Deductions            of Period
                                        ---------    --------    -----     ----------            ---------
Year ended December 31, 1996
Allowances for:
  Doubtful accounts .................    $    200    $    903   $   --       $    353   (a)      $    750
  Cash discounts ....................         615      13,929       --         14,014   (b)           530
                                         --------    --------   --------     --------            --------
    Total ...........................    $    815    $ 14,832       --       $ 14,367            $  1,280
                                         ========    ========   ========     ========            ========
 Sales returns allowance ............    $  5,000    $   --     $   --       $   --     (c)      $  5,000
                                         ========    ========   ========     ========            ========
 Provision for inventory obsolescence    $  2,069    $  1,341   $   --       $    192   (d)      $  3,218
                                         ========    ========   ========     ========            ========
 Year ended December 31, 1995

 Allowances for:
  Doubtful accounts .................    $    249    $    231   $   --       $    280   (a)      $    200
  Cash discounts ....................         720      14,579       --         14,684   (b)           615
                                         --------    --------   --------     --------            --------
    Total ...........................    $    969    $ 14,810       --       $ 14,964            $    815
                                         ========    ========   ========     ========            ========
 Sales returns allowance ............    $  5,800    $  1,030   $   (800)    $  1,030   (c)      $  5,000
                                         ========    ========   ========     ========            ========
 Provision for inventory obsolescence    $  1,369    $    911   $   --       $    211   (d)      $  2,069
                                         ========    ========   ========     ========            ========
 Year ended December 31, 1994

 Allowances for:
  Doubtful accounts .................    $    235    $     21   $   --       $      7   (a)      $    249
  Cash discounts ....................         745      12,337       --         12,362   (b)           720
                                         --------    --------   --------     --------            --------
    Total ...........................    $    980    $ 12,358                $ 12,369            $    969
                                         ========    ========   ========     ========            ========
 Sales returns allowance ............    $  6,300    $   --     $  2,800     $  3,300   (c)      $  5,800
                                         ========    ========   ========     ========            ========
 Provision for inventory obsolescence    $  1,418    $    520   $   --       $    569   (d)      $  1,369
                                         ========    ========   ========     ========            ========

(a)  Represents uncollectible accounts written off.
(b)  Represents cash discounts taken.
(c) Represents adjustments to lower the allowance based on revised estimates of sales returns by management.
(d) Represents inventory written off, disposed of, or written down to lower of cost or market value.

                               INDEX OF EXHIBITS



EXHIBIT NO.                      DESCRIPTION
---------                        -----------
 *3(i).1  Restated Certificate of Incorporation of Liggett (incorporated by reference to exhibit 3 in Liggett's Form 10-Q for the quarter ended
          June 30, 1992, Commission File No. 33-47482).

 *3(i).2  Certificate of Amendment to Restated Certificate of Incorporation of
          Liggett, as amended, dated September 28, 1993 (incorporated by reference to exhibit 3(i).2 in Liggett's Registration Statement on Form S-1, Amendment No. 4, Commission File No. 33-75224).

 *3(i).3 Certificate of Incorporation of Eve (incorporated by reference to exhibit 3.3 in Liggett's Registration Statement on Form S-1,
          Commission File No. 33-47482).

*3(ii).1 Bylaws of Liggett (incorporated by reference to exhibit 3.2 in Liggett's Registration Statement on Form S-1, Commission File No.
          33-47482).

*3(ii).2  Bylaws of Eve (incorporated by reference to exhibit 3.4 in Liggett's
          Registration Statement on Form S-1, Commission File No. 33-47482).

    *4.1  Indenture, dated February 14, 1992 among Liggett, Eve and Bankers
          Trust Company as Trustee including the Forms of Series A Notes and
          Series B Notes and the Guaranty thereon (the "Indenture")
          (incorporated by reference to exhibit 4 (m) in BGL's Form 10-K for the year ended December 31, 1991, Commission File No. 1-5759).

    *4.2  First Supplemental Indenture, dated January 26, 1994, including the
          Form of Series C Variable Rate Senior Secured Note and the Guaranty thereon (incorporated by reference to exhibit 4.2 in Liggett's
          Registration Statement on Form S-1, Amendment No. 4, Commission File
          No. 33-75224).

    *4.3  Security Agreement, dated February 14, 1992 among Liggett, Eve and
          Bankers Trust Company (the "Security Agreement") (incorporated by reference to exhibit 4 (n) in BGL's Form 10-K for the year ended
          December 31, 1991, Commission File No. 1-5759).

    *4.4  Amendment No. 1 to the Security Agreement, dated January 26, 1994
          (incorporated by reference to exhibit 4.4 in Liggett's Registration
          Statement on Form S-1, Amendment No. 4, Commission File No. 33-75224).


EXHIBIT NO.                      DESCRIPTION
---------                        -----------
 *4.5     Deed of Trust and Assignment of Rents, Leases and Leasehold Interests
          dated February 14, 1992 by Liggett to Bankers Trust company relating to each of the Virginia and North Carolina properties, (the "Deed of
          Trust") (incorporated by reference to exhibit 4(o) in BGL's Form 10-K for the year ended December 31, 1991, Commission File No. 1-5759).

 *4.6     Amendment No. 1 to the Deed of Trust (North Carolina), dated January
          26, 1994 (incorporated by reference to exhibit 4.6 in Liggett's
          Registration Statement on Form S-1, Amendment No. 4, Commission File
          No. 33-75224).

 *4.7     Amendment No. 1 to the Deed of Trust (Virginia), dated January 26,
          1994 (incorporated by reference to exhibit 4.7 in Liggett's
          Registration Statement on Form S-1, Amendment No. 4, Commission File
          No. 33-75224).

 *4.8     Loan and Security Agreement, dated March 8, 1994 in the amount of
          $40,000,000 between Liggett and Congress Financial Corporation
          (incorporated by reference to exhibit 10(xx) in BGL's Form 10-K for the year ended December 31, 1993, Commission File No. 1-5759).

*10.1     Retirement Plan of BGLS for Salaried Non-Bargaining Unit Employees
          (incorporated by reference to exhibit 10(s) in BGL's Registration
          Statement on Form S-1, Commission File No. 33-16499).

*10.2     Profit Sharing Plan for Salaried Non-Bargaining Unit Employees of
          Liggett (incorporated by reference to exhibit 10(t) in BGL's
          Registration Statement on Form S-1, Commission File No. 33-16499).

*10.3     Resolution of the Board of Directors of Liggett, dated January 7,
          1992, relating to Profit Sharing Plan for Salaried Non-Bargaining Unit
          Employees of Liggett (incorporated by reference to exhibit 10.4 in Liggett's Registration Statement on Form S-1, Amendment No. 4,
          Commission File No. 33-75224).

*10.4     Resolution of the Board of Directors of Liggett, dated December 21,
          1993, amending the Company's Profit Sharing Plan for Salaried
          Non-Bargaining Unit Employees (incorporated by reference to exhibit
          10.5 in Liggett's Registration Statement on Form S-1, Amendment No. 4,
          Commission File No. 33-75224).


EXHIBIT NO.                      DESCRIPTION
---------                        -----------
*10.5     Services Agreement, dated February 26, 1991 between Liggett and BMI
          (incorporated by reference to exhibit 10.8 in Liggett's Registration
          Statement on Form S-1, Commission File No. 33-47482)

*10.6 First Amendment to Services Agreement dated as of November 30, 1993 between Liggett and BMI (incorporated by reference to exhibit 10.6 in BGLS's Registration Statement on Form S-1, Commission File No.
          33-93576).

*10.7 Second Amendment to Services Agreement, dated October 1, 1995, by and between BMI, BGL and Liggett (incorporated by reference to exhibit 10 in Liggett's Form 10-Q for the quarter ended September 30, 1995,
          Commission File No. 33-75224).

*10.8     Corporate Services Agreement, dated June 29, 1990 between Liggett and
          BGL (incorporated by reference to exhibit 10.10 in Liggett's
          Registration Statement on Form S-1, Commission File No. 33-47482).

*10.9     Corporate Services Agreement, dated June 29, 1990 between BGL and
          Liggett (incorporated by reference to exhibit 10.11 in Liggett's
          Registration Statement on Form S-1, Commission File No. 33-47482).

*10.10 Corporate Services Agreement, dated January 1, 1992, between Liggett and BGLS (incorporated by reference to exhibit 10.13 in Liggett's
          Registration Statement on Form S-1, Commission File No. 33-47482).

*10.11 Tax-Sharing Agreement, dated June 29, 1990, among BGL, Liggett and certain other entities (incorporated by reference to exhibit 10.12 in Liggett's Registration Statement on Form S-1, Commission File No.
          33-47482).

*10.12    Employment Agreement, dated June 1, 1994, between Liggett and Rouben
          V. Chakalian (incorporated by reference to exhibit 10.14 in Liggett's
          Registration Statement on Form S-1, Amendment No. 4, Commission File
          No. 33-75224).


EXHIBIT NO.                      DESCRIPTION
---------                        -----------
*10.13    Termination Agreement, dated April 3, 1995, between Liggett and Ronald
          J. Bernstein (incorporated by reference to exhibit 10.21 in Liggett's
          Registration Statement on Form S-1, Post Effective Amendment No. 1,
          Commission File No. 33-75224).

*10.14    Lease with respect to Liggett's distribution center in Durham, North
          Carolina, including letter agreement extending term of Lease
          (incorporated by reference to exhibit 10.15 in Liggett's Registration
          Statement on Form S-1, Commission File No. 33-47482).

*10.15    License Agreement, dated June 1993, between Liggett and Eve
          (incorporated by reference to exhibit 10.16 in Liggett's Registration
          Statement on Form S-1, Commission File No. 33-47482).

*10.16 Tax Indemnity Agreement, dated October 6, 1993, among BGL, Liggett and certain other entities (incorporated by reference to exhibit 10.2 in SkyBox's Form 10-Q for the quarter ended September 30, 1993,
          Commission File No. 0-22126).

*10.17    Letter Agreement, dated June 15, 1993, between Liggett and Rouben V.
          Chakalian, relating to consultancy and director compensation arrangements (incorporated by reference to exhibit 10.19 in Liggett's
          Registration Statement on Form S-1, Amendment No. 4, Commission File
          No. 33-75224).

*10.18    Settlement Agreement, dated March 12, 1996, by and between Dianne
          Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco Company, Inc. et al.,
          Civil No. 94-1044, United States District Court for the Eastern
          District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and BGL and Liggett, as supplemented by the letter agreement dated March 14, 1996 (incorporated by reference to exhibit
          13 to the Schedule 13D filed by, among others, the Company with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp. (the "Schedule 13D").

                                                                                        SUBSEQUENTLY
EXHIBIT NO.                      DESCRIPTION                                           NUMBERED PAGE
---------                        -----------                                           -------------

*10.19    Settlement Agreement, dated March 15, 1996, by and among the State of
          West Virginia, State of Florida, State of Mississippi, Commonwealth of
          Massachusetts, and State of Louisiana and BGL and Liggett
          (incorporated by reference to exhibit 15 in the Schedule 13D).

*10.20    Amended Employment Agreement, dated January 9, 1996, between
          Liggett and Rouben V. Chakalian (incorporated by reference to exhibit 10.25 in Liggett's Form 10-K for the year ended
          December 31, 1995, Commission File No. 33-75224).

*10.21    Employment Agreement, dated February 1, 1996, between Liggett and
          Douglas A. Cummins (incorporated by reference to exhibit 10.26 in Liggett's Form 10-K for the year ended December 31, 1995, Commissioon
          File No. 33-75224).

*10.22    General Policies and Practices of Liggett. Executive Termination
          Policy No. 2503, effective February 1, 1996 (incorporated by reference to exhibit 10.27 in Liggett's Form 10-K for the year ended December 31, 1995, Commission File No. 33-75224).

 10.23    Letter Agreement, dated September 5, 1996, between Liggett and Ronald          64
          S. Fulford.

*10.24 Settlement Agreement, dated March 20, 1997, by and among the State listed in Appendix A thereto, BGL and Liggett (incorporated by reference to exhibit 10.40 in BGL's Form 10-K for the year ended
          December 31, 1996).

*10.25 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v. Brooke
          Group Ltd., et al., for themselves and on behalf of the plaintiff settlement class, BGL and Liggett (incorporated by reference to exhibit 10.41 in BGL's Form 10-K for the year ended December 31, 1996).

 21.1     Subsidiaries of Liggett.                                                       65

 21.2     Subsidiaries of Eve.                                                           66

 27.1     Financial Data Schedule of Liggett.                                            67

 27.2     Financial Data Schedule of Eve.                                                68

------------

* Incorporated by reference