Form 10-K/A
period 1996-12-31
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1997-04-11
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                              FORM 10-K/A No. 1


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

ITEM 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of this Report on Form 10-K.


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

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on April 11, 1997.




                                        LIGGETT GROUP INC.

                                        By:  /s/ Samuel M. Veasey
                                             ----------------------------------
                                             Samuel M. Veasey
                                             Senior Vice President
                                                Chief Financial Officer
                                                and Treasurer
                                             (Principal Financial and Principal
                                              Accounting Officer)



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


     Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if BGL or Liggett fails to consummate a merger or similar transaction with another non-setting tobacco company defendant within three years of the date of the settlement. BGL and Liggett have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement.
On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.



     On March 14, 1996, BGL, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the Castano settlement or, if earlier, the completion by BGL or Liggett of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay BGL $250,000 within thirty days of the more favorable agreement and offer BGL and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. IF BGL or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.


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


     On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. The District Court granted plaintiffs' motion for class certification. On May 23, 1996, the Fifth Circuit Court of Appeals decertified the class and instructed the District Court to dismiss the class complaint.
On March 12, 1996, Liggett and BGL entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation.



     Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if BGL or Liggett fails to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. BGL and Liggett have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the District Court seeking preliminary approval of the Castano settlement. On September 6, 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.



     On March 14, 1996, BGL, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the Castano settlement or, if earlier, the completion by BGL or Liggett of a combination with any defendant in Castano, exept Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay BGL $250,000 within thirty days of the more favorable agreement and offer BGL and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If BGL or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.


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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company's revenues are comprised solely of royalties and interest income from Liggett Group Inc. ("Liggett"). Liggett had a working capital deficit of $40,694,000 and a net capital deficiency of $176,478,000 as of December 31, 1996, is highly leveraged and has substantial near-term debt service requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

*10.18    Settlement Agreement, dated March 12, 1996, by and between Dianne
          Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco Company, Inc. et al.,
          Civil No. 94-1044, United States District Court for the Eastern
          District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and BGL and Liggett, as supplemented by the letter agreement dated March 14, 1996 (the "Settlement Agreement")
          (incorporated by reference to exhibit 13 to the Schedule 13D filed by, among others, the Company with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings
          Corp. (the "Schedule 13D").

*10.19 Addendum to the Settlement Agreement (incorporated by reference to exhibit 10.30 to BGL's Form 10-K for the year ended December 31, 1996, as amended).

                                                                                        SUBSEQUENTLY
EXHIBIT NO.                      DESCRIPTION                                           NUMBERED PAGE
---------                        -----------                                           -------------

*10.20    Settlement Agreement, dated March 15, 1996, by and among the State of
          West Virginia, State of Florida, State of Mississippi, Commonwealth of
          Massachusetts, and State of Louisiana and BGL and Liggett
          (incorporated by reference to exhibit 15 in the Schedule 13D).

*10.21    Amended Employment Agreement, dated January 9, 1996, between
          Liggett and Rouben V. Chakalian (incorporated by reference to exhibit 10.25 in Liggett's Form 10-K for the year ended
          December 31, 1995, Commission File No. 33-75224).

*10.22    Employment Agreement, dated February 1, 1996, between Liggett and
          Douglas A. Cummins (incorporated by reference to exhibit 10.26 in Liggett's Form 10-K for the year ended December 31, 1995, Commissioon
          File No. 33-75224).

*10.23    General Policies and Practices of Liggett. Executive Termination
          Policy No. 2503, effective February 1, 1996 (incorporated by reference to exhibit 10.27 in Liggett's Form 10-K for the year ended December 31, 1995, Commission File No. 33-75224).

*10.24    Letter Agreement, dated September 5, 1996, between Liggett and Ronald
          S. Fulford (incorporated by reference to exhibit 10.23 in Liggett's Form 10-K for the year ended December 31, 1996, Commission
          File No. 33-75224 (the "1996 Form 10-K")).

*10.25 Settlement Agreement, dated March 20, 1997, by and among the State listed in Appendix A thereto, BGL and Liggett (incorporated by reference to exhibit 10.40 in BGL's Form 10-K for the year ended
          December 31, 1996).

*10.26 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v. Brooke
          Group Ltd., et al., for themselves and on behalf of the plaintiff settlement class, BGL and Liggett (incorporated by reference to exhibit 10.41 in BGL's Form 10-K for the year ended December 31, 1996).

*21.1     Subsidiaries of Liggett (incorporated by reference to exhibit 21.1 in the
          1996 Form 10-K).

*21.2     Subsidiaries of Eve (incorporated by reference to exhibit 21.2 in the 1996
          Form 10-K).

*27.1     Financial Data Schedule of Liggett (incorporated by reference to exhibit 27.1 in the 1996 Form 10-K).

*27.2     Financial Data Schedule of Eve (incorporated by reference to exhibit 27.2 in the 1996 Form 10-K).


------------

* Incorporated by reference