Form 10-K/A
period 1996-12-31
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1997-04-30
CIK 887021, 887022

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                               FORM 10-K/A NO. 2

                                ----------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
                                ----------------



                               LIGGETT GROUP INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                            33-75224                      56-1702115
(State or other jurisdiction of incorporation  Commission File Number  (I.R.S. Employer Identification No.)
       incorporation or organization)

            700 WEST MAIN STREET                                                  (919) 683-9000
           DURHAM, NORTH CAROLINA                      27702             (Registrant's telephone number,
  (Address of principal executive offices)           (Zip Code)                including area code)

                               EVE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                              56-1703877
(State or other jurisdiction of incorporation              (I.R.S. Employer Identification No.)
       incorporation or organization)

           100 S.E. SECOND STREET                                     (305) 579-8000
               MIAMI, FLORIDA                    33131       (Registrant's telephone number,
  (Address of principal executive offices)     (Zip Code)          including area code)

================================================================================

     Part III of the Annual Report on Form 10-K/A No. 1 of Liggett Group Inc. ("Liggett" or the "Company") and Eve Holdings Inc. ("Eve" and, together with Liggett, the "Registrants") for the year ended December 31, 1996 is amended in its entirety to add the following information:


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Liggett

     The following table, together with the accompanying text, present certain information, as of April 25, 1997, with respect to each person who is a director and/or an executive officer of Liggett. Each director holds office for a one-year term or until his successor is duly elected unless his office is earlier vacated. Officers of Liggett hold their offices at the pleasure of the Board of Directors of Liggett.


       NAME                 AGE  EXECUTIVE POSITIONS WITH LIGGETT
       ----                 ---  --------------------------------

       Ronald S. Fulford    62   Chairman of the Board, President and Chief
                                   Executive Officer

       Rouben V. Chakalian  61   Director

       Bennett S. LeBow     59   Director

       Samuel M. Veasey     52   Senior Vice President, Chief Financial Officer and
                                   Treasurer

       Timothy W. Jackson   39   President of Strategic Business Unit - Operations
                                   and Corporate Vice President

       Harold J. Petch      48   President of Strategic Business Unit - North and
                                   Corporate Vice President

       Steven D. Shipe      39   President of Strategic Business Unit - South and
                                   Corporate Vice President

       Robert G. Culley     45   President of Strategic Business Unit - West and
                                 Corporate Vice President


     There are no family relationships among the executive officers or directors of Liggett.

     RONALD S. FULFORD has served as Chairman of the Board, President and Chief Executive Officer of Liggett since September 1996. Mr. Fulford also served as a consultant to BGL from March 1996 to March 1997. From June 1986 until February 1996, Mr. Fulford served as Executive Chairman of Imperial Tobacco ("Imperial"), the British tobacco unit of the British conglomerate Hanson PLC ("Hanson"). Before Imperial, Mr. Fulford was chief executive of three other Hanson companies: London Brick, British EverReady UK & South Africa and United Gas Industries UK & Europe.

     ROUBEN V. CHAKALIAN has served as a director of Liggett since May 1993 and was Chairman of the Board thereof from December 1994 to August 1996. Mr. Chakalian served as Chief Executive Officer and President of Liggett from June 1994 until retiring in March 1996. Prior to June 1994, Mr. Chakalian served as one of three interim Co-Chief Executive Officers of Liggett from March 1993 to May 1993 and served as a consultant to Liggett advising on both its international and domestic operations from February 1991 to May 1994. Since retiring as an executive officer of Liggett, Mr. Chakalian has continued to serve as a director of Liggett and has been serving as a consultant to Liggett's and BGL's management concerning worldwide tobacco business issues. Mr. Chakalian also serves as a director of Liggett-Ducat. Mr. Chakalian was employed by RJR Nabisco, Inc. in various executive capacities from 1972 to 1987, including

Executive Vice President of R.J. Reynolds Tobacco International. He served as a Senior Vice President for the Fine Wines division of Heublein, Inc., a subsidiary of RJR Nabisco, Inc., between 1987 and 1989. Mr. Chakalian was Associate Dean of the School of Business at San Francisco State in 1989 and 1990.

     BENNETT S. LEBOW has been a director of Liggett since June 1990 and was Chairman of the Board from July 1990 to May 1993. He served as one of three interim Co-Chief Executive Officers of Liggett from March 1993 to May 1993.
For more than five years, Mr. LeBow's principal occupation has been as an officer and/or director of, and an investor in, privately and publicly held companies. Mr. LeBow has been Chairman of the Board, President and Chief Executive Officer of BGL since June 1990 and has been a director thereof since October 1986. Since November 1990, he has been Chairman of the Board, President and Chief Executive Officer of BGLS, which directly or indirectly holds BGL's equity interests in several private and public companies. Mr. LeBow has been Chairman of the Board of New Valley Corporation ("New Valley"), in which BGL holds an indirect voting interest of approximately 42%, since January 1988, and Chief Executive Officer since November 1994. New Valley is engaged in the investment banking and brokerage business, in the real estate development business in Russia and the Ukraine, in the ownership and management of commercial real estate in the United States and in the acquisition of operating companies. In November 1991, an involuntary petition seeking an order for relief under Chapter 11 of Title 11 of the United States Code was commenced against New Valley by certain of its bondholders. New Valley emerged from bankruptcy reorganization proceedings in January 1995. He was a director of MAI Systems Corporation ("MAI"), BGL's former indirect majority-owned subsidiary, from September 1984 to October 1995, Chairman of the Board from November 1990 to May 1995 and the Chief Executive Officer from November 1990 to April 1993. In April 1993, MAI filed for protection under Chapter 11 of Title 11 of the United States Code. In November 1993, MAI emerged from bankruptcy reorganization proceedings. MAI is engaged in the development, sale and service of a variety of computer and software products.


     SAMUEL M. VEASEY has been Senior Vice President - Finance of Liggett since January 1997, and has been the Chief Financial Officer and Treasurer of Liggett since June 1996. He was the Director of Corporate Accounting of Liggett from July 1993 to May 1996. Mr. Veasey joined Liggett in August 1967 and has held various positions in the Finance Department.


     TIMOTHY W. JACKSON became President of Strategic Business Unit ("SBU") - Operations and Corporate Vice President of Liggett in January 1997. Mr. Jackson was the Director of Operations Accounting of Liggett from July 1992 until January 1997. He joined Liggett in June of 1983 and has held various positions in the Finance Department.

     HAROLD J. PETCH became President of SBU - North and Corporate Vice President of Liggett in January 1997. Mr. Petch joined Liggett in April 1993 as a National Account Manager and has held various positions including Vice President - Sales. From 1974 until 1993, Mr. Petch held various sales positions with the Grocery Products division of The Pillsbury Company.

     STEVEN D. SHIPE became President of SBU - South and Corporate Vice President of Liggett in January 1997. He was Director of Marketing Services of Liggett from June 1992 until March 1996 and Vice President - Marketing of Liggett from March 1996 until January 1997. Mr. Shipe joined Liggett in June 1980 and has held various positions in the Sales and Marketing Departments.

     ROBERT G. CULLEY became President of SBU - West and Corporate Vice President of Liggett in January 1997. From December 1995 until January 1997, Mr. Culley served as Director of Sales for the West Sales Division of Liggett. He joined Liggett in July 1992 as Food-broker Manager.

Eve

     The following table, together with the accompanying text, present certain information, as of April 25, 1997, with respect to each person who is a director and/or executive officer of Eve. Each director holds office for a one-year term or until such person's successor is duly elected unless such person's office is earlier vacated. Officers of Eve hold their offices at the pleasure of the Board of Directors of Eve.


       NAME                    AGE  EXECUTIVE POSITIONS WITH EVE
       ----                    ---  ----------------------------

       Bennett S. LeBow        59   Chairman of the Board and President

       Joselynn D. Van Siclen  56   Director, Vice President and Treasurer

       J. Bryant Kirkland III  31   Secretary

     There are no family relationships among the executive officers or directors of Eve.

     Please refer to the preceding discussion of Liggett's management for additional information about Mr. LeBow. Mr. LeBow has been Chairman of the Board and President of Eve since June 1990.

     JOSELYNN D. VAN SICLEN has been the Treasurer and a director of Eve since May 1996 and has been Vice President of Eve since April 1994. Ms. Van Siclen has been Vice President, Chief Financial Officer and Treasurer of BGL and of BGLS since May 1996, and currently holds various positions with certain of BGLS' subsidiaries. Prior to May 1996, Ms. Van Siclen served as Director of Finance of BGL and was employed in various accounting capacities for various subsidiaries of BGL since 1992. Since before 1990 to November 1992, Ms. Van Siclen was an audit manager for the accounting firm of Coopers & Lybrand L.L.P.

     J. BRYANT KIRKLAND, III has been Secretary of Eve since April 1995. He has been Assistant Secretary of New Valley since November 1994 and of BGL and BGLS since July 1996. From July 1992 to November 1994, Mr. Kirkland held various positions in Liggett's Finance Department, ending with Director of Financial Planning & Control. He was employed by the accounting firm of Coopers & Lybrand L.L.P. from before 1990 to July 1992.


ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning compensation awarded to, earned by or paid during the past three years to (i) those persons who served as the Chief Executive Officer during the year ended December 31, 1996,
(ii) the other three executive officers who were serving as such at December 31, 1996 whose cash compensation exceeded $100,000 and (iii) two additional individuals who would have been included in (ii) but for the fact that they were not serving as executive officers of Liggett at December 31, 1996 (collectively, the "Named Executives").

                      SUMMARY COMPENSATION TABLE  (1)  (2)

                              ANNUAL COMPENSATION




                                                             OTHER
          NAME AND                                          ANNUAL
     PRINCIPAL POSITION         YEAR   SALARY      BONUS     COMP.
     ------------------         ----   ------      -----     -----
                                      ($)         ($)       ($)

Ronald S. Fulford(3)            1996  157,530       --       --
  Chairman of the Board,
  President and Chief
  Executive Officer

Rouben V. Chakalian(4)          1996  294,000       --      68,000(5)
  Former Chairman of the        1995  432,000     285,120    --
  Board, President and          1994  252,000     302,400  250,000(5)
  Chief Executive Officer

Douglas A. Cummins(6)           1996  205,786       --       --
  Former President and
  Chief Executive Officer

Samuel M. Veasey(7)             1996  139,766       --       --
  Senior Vice President,
  Chief Financial Officer
  and Treasurer

David P. Sheets(8)              1996  120,833       --      29,993(9)
  Former Executive Vice         1995  164,063     112,500   35,207(9)
  President, Chief Financial
  Officer and Treasurer

Christopher E. Horrigan(10)     1996  189,089          --    --
  Former Vice President-        1995  182,879      55,440    --
  International Sales           1994  154,552     123,200    --

James W. Dobbins(11)            1996  140,544      --        --
  Former Vice President,
  General Counsel and
  Secretary

Gregory A. Sulin(12)            1996  167,533      --        --
  Former Vice President -       1995  158,600      73,632    --
  Operations                    1994  138,870     124,800    --

(1) The aggregate value of perquisites and other personal benefits received by the Named Executives are not reflected because the amounts were below the reporting requirements established by the rules of the Securities and Exchange Commission.

(2) No restricted stock or stock options were granted in 1994, 1995 or 1996 to the Named Executives.

(3) Effective September 5, 1996, Mr. Fulford was appointed Chairman of the Board, President and Chief Executive Officer of Liggett.

(4) Mr. Chakalian retired as President and Chief Executive Officer of Liggett on April 1, 1996.

(5) Represents payments made pursuant to a consulting agreement between Mr. Chakalian and Liggett. See "Employment Agreements".

(6) Mr. Cummins served as President and Chief Executive Officer of Liggett from March 1, 1996 until September 4, 1996. In addition to the amount set forth above, Mr. Cummins received severance payments of $382,285 during 1996. See "Employment Agreements".


(7)    Effective January 1, 1997, Mr. Veasey was appointed Senior Vice President
       - Finance of Liggett, and, effective June 28, 1996, he was appointed Chief Financial Officer and Treasurer thereof.


(8) Mr. Sheets served as Executive Vice President, Chief Financial Officer and Treasurer of Liggett until June 28, 1996.

(9)    Represents relocation expenses.

(10) Mr. Horrigan served as Vice President-International Sales of Liggett until November 25, 1996.

(11) Mr. Dobbins served as Vice President, General Counsel and Secretary of Liggett from May 10, 1996 until February 28, 1997.

(12) Mr. Sulin served as Vice President - Operations of Liggett until January 1, 1997.

COMPENSATION OF DIRECTORS.

     Messrs. Fulford, Chakalian and LeBow are not currently paid any additional compensation for their services as directors of Liggett. In addition to continuing to serve as a director since retiring as an executive officer of Liggett, Mr. Chakalian has been serving as a consultant to Liggett's and BGL's management concerning worldwide tobacco business issues. During 1996, he received consulting fees of $68,000.

     Both Eve directors are executive officers of BGL and are not paid any additional compensation for their services as directors.


EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

     Ronald S. Fulford, Chairman of the Board, President and Chief Executive Officer of Liggett, is a party to an employment agreement with Liggett, dated September 5, 1996. As of September 5, 1996, Mr. Fulford's annual salary was $425,000. Bonus payments are at the sole discretion of the Board of Directors of Liggett. Mr. Fulford is not currently eligible to participate in Liggett's executive termination pay policy.

     Rouben V. Chakalian, the former Chairman of the Board, President and Chief Executive Officer of Liggett, is a party to an employment agreement with Liggett, dated and effective as of June 1, 1994. The agreement, which terminated on May 31, 1996, was supplemented by letter agreements dated January 9, 1996 and August 23, 1996. Mr. Chakalian's annual base salary through May 31, 1996 was $432,000 and thereafter is at a rate of $240,000 per annum (plus $2,000 per day if his presence is required at certain locations over six days per month). Since retiring as an executive officer of Liggett, Mr. Chakalian has continued to serve as a director of Liggett and has been serving as a consultant to Liggett's and BGL's management concerning worldwide tobacco business issues.

     Douglas A. Cummins, President, Chief Executive Officer and a director of Liggett until September 4, 1996, entered into an employment agreement dated February 1, 1996. Mr.

Cummins' base salary was $402,000. He was also entitled to receive a target annual bonus of 70% of his base salary. During 1996, Mr. Cummins received severance payments of $382,285 pursuant to Liggett's executive termination pay policy (as described below).

     David P. Sheets, Executive Vice President, Chief Financial Officer and Treasurer of Liggett until June 28, 1996, entered into an employment agreement dated March 22, 1995. Mr. Sheets' base salary was $225,000. He was also entitled to receive a target annual bonus of 50% of his base salary.

     Except as indicated above, all executive officers of Liggett are covered by an executive termination pay policy which provides up to 24 months of termination pay at the current salary of such executive, if the executive officer's employment is terminated without cause (as defined). The definition of "cause" in such executive termination pay policy is willful and continued failure to perform employment duties or obligations, willful misconduct, material breach of any provision in the agreement, fraud or conviction of a felony.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE.

     BGLS sponsors the Retirement Plan for Salaried Non-Bargaining Unit Employees (the "Retirement Plan") of Liggett, which is a noncontributory, defined benefit plan. Each salaried employee of Liggett hired prior to November 30, 1992 became a participant on the first day of the month following one year of employment with 1,000 hours of service and the attainment of age
21. A participant becomes vested as to benefits on the earlier of his attainment of age 65, or upon completion of five years of service. Benefits become payable on a participant's normal retirement date, age 65, or, at the participant's election, at his early retirement after he has attained age 55 and completed ten years of service. A participant's annual benefit at normal retirement date is equal to the sum of: (A) the product of: (1) the sum of:
(a) 1.4% of the participant's average salary and bonus during the five-year period from January 1, 1986 through December 31, 1990 not in excess of $19,500 and (b) 1.7% of his average salary and bonus during such five-year period in excess of $19,500; and (2) the number of his years of credited service prior to January 1, 1991; (B) 1.55% of his annual earnings during each such year after December 31, 1990, not in excess of $16,500; and (C) 1.85% of his annual earnings during such year in excess of $16,500. If a participant was hired prior to January 1983, there is no reduction for early retirement. If a participant was hired on or after January 1, 1983, there is a reduction for early retirement equal to 3% per year for the number of years prior to age 65 (age 62 if the participant has at least 20 years of service) that the participant retires. The Retirement Plan also provides benefits to disabled participants and to surviving spouses of participants who die prior to retirement. Benefits are paid in the form of a single life annuity, with optional actuarially equivalent forms of annuity available. Payment of benefits is made beginning on the first day of the month immediately following retirement. As of December 31, 1993, the accrual of benefits under the Retirement Plan for Liggett employees was frozen.

     The maximum years of credited service is 35. As of December 31, 1996, the estimated annual benefits payable upon normal retirement age for Messrs. Veasey, Dobbins and Sulin are $43,730, $2,525 and $15,629, respectively.

     Under certain circumstances, the amount of retirement benefits payable to certain highly compensated executives may be limited by the federal tax laws. Any Retirement Plan benefit lost due to such a limitation will be made up through a non-qualified supplemental retirement benefit plan. As of December 31, 1996, there were no estimated annual benefits payable under the supplemental retirement plan upon normal retirement age for either of Messrs. Veasey, Dobbins or Sulin.

STOCK OPTION GRANTS AND STOCK OPTION EXERCISES.

     There were no stock options granted to or exercised by any of the Named Executives during 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     The Registrants do not have a compensation committee (or committee with comparable responsibilities). Bennett S. LeBow, a director of Liggett and Chairman of the Board and President of Eve, serves as the Chairman of the Board and Chief Executive Officer of BGL and determines Liggett's chief executive officer's compensation. Ronald S. Fulford, Chairman of the Board of Liggett, determines the compensation of Liggett's other executive officers, subject to the approval of Mr. LeBow.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of Liggett's common stock is indirectly owned by BGL through BGLS. Pursuant to the indenture (the "Indenture") relating to BGLS' 15.75% Series B Senior Secured Notes due 2001 (the "Series B Notes"), BGLS has pledged, among other security interests, all of Liggett's common stock to secure the Series B Notes. The Indenture also provides for restrictions on certain affiliated transactions between Liggett, BGL and BGLS and their affiliates. There is no event of default under the Indenture pursuant to which Liggett's shares are pledged.

     By virtue of his direct or indirect ownership of a majority of BGL's common stock and his status as BGL's Chairman of the Board, President and Chief Executive Officer, Bennett S. LeBow may also be deemed to beneficially own Liggett's common stock. The disclosure of this information shall not be construed as an admission that Mr. LeBow is the beneficial owner of Liggett's common stock under Rule 13d-3 of the Exchange Act of 1934, as amended, or for any other purpose, and such beneficial ownership is expressly disclaimed.



                              Number of
         Name of             Shares of BGL        Percent
     Beneficial Owner         Common Stock        of Class
     ----------------        -------------        --------

       Bennett S. LeBow       9,536,208(1)         52.7

      (1)  Includes shares of BGL Common Stock held by BSL Partners,
           LeBow Limited Partnership and LeBow Family Partnership 1993, Ltd. Of such shares, approximately 9,000,000 are pledged in favor of a financial institution.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the past three years, Liggett has engaged in various transactions with certain companies affiliated with individuals discharging duties equivalent to those of a compensation committee. A description of such transactions follows immediately. The amounts paid by and to the Company in the transactions described below were determined by the companies party thereto based upon their respective employee costs, time spent, value of services provided and related overhead. The Company believes that these amounts, considered as a whole, are not significantly less favorable to the Company than those which would have been charged by or to non-affiliates for comparable service.

     On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat's tobacco operations from BOL for $2.1 million. Liggett-Ducat, which produces cigarettes in Russia, manufactured and marketed 11.4 billion cigarettes in 1996. Liggett also acquired on that date for $3.4 million a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee is to be credited against the purchase price. In addition, as part of the same transaction, Liggett had the right on or before June 30, 1997 to acquire from BOL for $2.2 million another ten-year option on the same terms to purchase the remaining shares of Liggett-Ducat (an additional 33%). On March 13, 1997, Liggett acquired this option and paid BOL $2.0 million, and recorded a payable to BOL for the remaining $0.2 million.

     Since October 1990, Liggett has provided certain administrative and technical support to Liggett-Ducat in exchange for which Liggett-Ducat has provided assistance to Liggett in its pursuit of selling cigarettes in the Russian Republic. The expenses associated with Liggett's activities amounted to $76,000 for the year ended December 31, 1996.

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

     Liggett is a party to an agreement dated February 26, 1991, as amended October 1, 1995, with BGL to provide various management and administrative services to the company in consideration for an annual management fee of $0.9 million paid in monthly installments and annual overhead reimbursements of approximately $0.86 million paid in quarterly installments.

     Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other financial, legal, administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to approximately $3.2 million in 1996. This fee is in addition to the management fee and overhead reimbursements described above.

     Since April 1994, the Company has leased equipment from BGLS for $50,000 per month.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized on April 25, 1997.



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