Form 10-Q
period 1997-03-31
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1997-05-15
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                        Commission File Number 33-75224

                               LIGGETT GROUP INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     56-1702115
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

 100 Southeast Second Street, Miami, Florida                      33131
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (305) 374-7714


 700 West Main Street, Durham, North Carolina                     27702
             (Former Address)                                  (Zip Code)

                               EVE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     56-1703877
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

 100 Southeast Second Street, Miami, Florida                      33131
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (305) 539-9460

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    X   No
     ----     -----

As of May 14, 1997 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                     INDEX
                                     -----

                                                                                    Page
                                                                                    ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Liggett Group Inc.:
         -------------------

                   Consolidated Balance Sheets as of March 31, 1997 and
                       December  31,  1996  . . . . . . . . . . . . . . . . . . . .   3
                   Consolidated Statements of Operations for the three months
                       ended March 31, 1997 and 1996  . . . . . . . . . . . . . . .   5
                   Consolidated Statement of Stockholders' Equity (Deficit) for
                       the three months ended March 31, 1997  . . . . . . . . . . .   6
                   Consolidated Statements of Cash Flows for the three months
                       ended March 31, 1997 and 1996. . . . . . . . . . . . . . . .   7
                   Notes to Consolidated Financial Statements . . . . . . . . . . .   8

         Eve Holdings Inc.:
         ------------------

                   Balance Sheets as of  March 31, 1997 and December 31, 1996 . . .  21
                   Statements of Operations for the three months ended March 31,
                       1997  and  1996  . . . . . . . . . . . . . . . . . . . . . .  22
                   Statements of Cash Flows for the three months ended March 31,
                       1997  and  1996  . . . . . . . . . . . . . . . . . . . . . .  23
                   Notes to Financial Statements  . . . . . . . . . . . . . . . . .  24


Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 26



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34


Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  34


Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .  34



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               LIGGETT GROUP INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                           March 31,       December 31,
                                                                             1997              1996
                                                                           ---------       ------------

                                                          ASSETS


Current assets:
     Cash ..............................................................   $   477          $   --
     Accounts receivable:
         Trade, less allowances of $930 and $1,280, respectively .......     9,117           19,316
         Other .........................................................       864              744

     Inventories .......................................................    49,261           50,122
     Other current assets ..............................................       610            1,205
                                                                           -------          -------

             Total current assets ......................................    60,329           71,387

Property, plant and equipment, at cost, less accumulated
     depreciation of $29,981 and $29,511, respectively .................    18,662           18,705

Intangible assets, at cost, less accumulated amortization
     of $17,817 and $17,388, respectively ..............................     2,898            3,327

Other assets and deferred charges, at cost, less accumulated
     amortization of $7,860 and $7,410, respectively ...................     3,618            4,258
                                                                           -------          -------

             Total assets ..............................................   $85,507          $97,677
                                                                           =======          =======








                                                        (continued)

                               LIGGETT GROUP INC.

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                 March 31,      December 31,
                                                                                   1997             1996
                                                                                 ---------      ------------

                                      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

     Current maturities of long-term debt ...................................... $  73,838        $  31,807
     Cash overdraft ............................................................       --                 6
     Accounts payable, principally trade .......................................    14,618           18,949
     Accrued expenses:
         Promotional ...........................................................    31,850           30,257
         Compensation and related items ........................................       502              682
         Taxes, principally excise taxes .......................................     2,698            7,565
         Estimated allowance for sales returns .................................     5,000            5,000
         Interest ..............................................................     3,243            8,435
         Other .................................................................     9,750            9,380
                                                                                 ---------        ---------

             Total current liabilities .........................................   141,499          112,081

Long-term debt, less current maturities ........................................   107,245          144,698

Non-current employee benefits and other liabilities ............................    16,545           17,376

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):

     Redeemable preferred stock (par value $1.00 per share; authorized 1,000 shares; no shares issued and outstanding)

     Common stock (par value $0.10 per share; authorized
       2,000 shares; issued and outstanding 1,000 shares)
       and contributed capital .................................................    47,640           49,840
     Accumulated deficit .......................................................  (227,422)        (226,318)
                                                                                 ---------        ---------

             Total stockholder's deficit .......................................  (179,782)        (176,478)
                                                                                 ---------        ---------

             Total liabilities and stockholder's equity (deficit)  ............. $  85,507        $  97,677
                                                                                 =========        =========





                  The accompanying notes are an integral part
                        of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                             (Dollars in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                      ------------------------
                                                        1997           1996
                                                        ----           ----
Net sales*.........................................   $66,301         $78,488

Cost of sales*.....................................    30,259          36,292
                                                      -------         -------

          Gross profit ............................    36,042          42,196

Selling, general and administrative expenses.......    33,910          42,118

Restructuring......................................     1,761             --
                                                      -------         -------

          Operating income ........................       371              78

Other income (expense):

    Interest income ...............................        57             --
    Interest expense ..............................    (6,040)         (5,856)
    Equity in loss of affiliate ...................       (33)            --
    Sale of assets ................................     1,592             --
    Retirement of debt ............................     2,963             --
    Miscellaneous, net ............................       (14)            (12)
                                                      -------         -------
          Net loss.................................   $(1,104)        $(5,790)
                                                      =======         =======




     *Net sales and cost of sales include federal excise taxes of $16,860 and $21,197, respectively.







                  The accompanying notes are an integral part
                        of these financial statements.

                               LIGGETT GROUP INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                  (Unaudited)
                             (Dollars in thousands)

                                                             Common
                                                            Stock and                            Total
                                                           Contributed      Accumulated       Stockholder's
                                                             Capital          Deficit            Deficit
                                                           -----------      ------------      -------------
Balance at December 31, 1996. . . . . . . . . . . . . . .    $49,840         $(226,318)         $(176,478)

   Net loss . . . . . . . . . . . . . . . . . . . . . . .        --             (1,104)            (1,104)
   Consideration for option to acquire affiliate
       stock in excess of its net assets (Note 9) . . . .     (2,200)              --              (2,200)
                                                             -------         ---------          ---------

Balance at March 31, 1997. . . . . . . . . . . . .. . . .    $47,640         $(227,422)         $(179,782)
                                                             =======         =========          =========









                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                     1997         1996
                                                                                     ----         ----
Cash flows from operating activities:
    Net loss ....................................................................  $ (1,104)    $ (5,790)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
       Depreciation and amortization ............................................     1,764        1,990
       Deferred income taxes ....................................................        --          (57)
       (Gain) loss on sale of property, plant and equipment .....................    (1,592)          16
       Gain on retirement of notes ..............................................    (2,963)          --
       Deferred finance charges and debt discount written off ...................       130           --
       Equity in loss of affiliate ..............................................        33           --
    Changes in assets and liabilities:
        Accounts receivable .....................................................    10,079       10,151
        Inventories .............................................................       861       (2,115)
        Accounts payable ........................................................      (922)      (2,335)
        Accrued expenses ........................................................   (11,685)     (10,982)
        Non-current employee benefits ...........................................      (206)        (348)
        Other, net ..............................................................      (433)        (187)
                                                                                   --------     --------
             Net cash used in operating activities ..............................    (6,038)      (9,657)
                                                                                   --------     --------

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment .........................     1,904           --
    Capital expenditures ........................................................      (649)      (1,350)
    Purchase of an option in affiliate ..........................................    (2,200)          --
                                                                                   --------     --------
            Net cash used in investing activities ...............................      (945)      (1,350)
                                                                                   --------     --------

Cash flows from financing activities:

    Repayments of long-term debt ................................................    (4,601)         (64)
    Borrowings under revolving credit facility ..................................    81,291       87,644
    Repayments under revolving credit facility ..................................   (69,224)     (76,629)
    Increase (decrease) in cash overdraft .......................................        (6)          56
                                                                                   --------     --------
            Net cash provided by financing activities ...........................     7,460       11,007
                                                                                   --------     --------

Net change in cash and cash equivalents .........................................       477           --
Cash and cash equivalents:
    Beginning of period .........................................................        --           --
                                                                                   --------     --------
    End of period ...............................................................  $    477     $     --
                                                                                   ========     ========

Supplemental cash flow information:
    Cash payments (refunds) during the period for:
        Interest ................................................................  $ 11,022     $ 10,793
        Income taxes ............................................................  $     93     $     15



                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

1.        THE COMPANY


          Liggett Group Inc. ("Liggett" or the "Company") is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke Group Ltd. ("BGL"). Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Certain management and administrative functions are performed by affiliates (see Note 9).

         The consolidated financial statements included herein are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. The December 31, 1996 balance sheet has been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $179,782 as of March 31, 1997, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8), there can be no assurance that the Company will be able to meet its future earnings and/or cash flow goals. Consequently, the Company could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under the revolving credit facility or Senior Secured Notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements.

         Further, the Company's Senior Secured Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400 and its revolving credit facility expires on March 8, 1998 unless extended by its lenders. Current maturities of both the Senior Secured Notes and revolving credit facility of approximately $74,000 contribute substantially to the working capital deficit of approximately $81,170 as of March 31, 1997.

         While management currently intends to seek to refinance and/or restructure with the Company's note holders the redemption and maturity requirements on the Senior Secured Notes and to extend the revolving credit facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the facility at this time, and no assurances can be given in this regard. Based on the Company's net loss for 1996 and anticipated 1997 operating results, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. If the Company is unable to refinance or restructure such obligations, renegotiate the payment terms of the Senior Secured Notes, extend the revolving credit facility, or otherwise make such payments, substantially all of its long-term debt and revolving credit facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, the Company may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern.

         The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, sales returns and allowances, actuarial assumptions of pension plans and litigation and defense costs. Actual results could differ from those estimates.

3.       PER SHARE DATA

         All of the Company's common shares (1,000 shares, issued and outstanding for all periods presented herein) are owned by BGLS. Accordingly, earnings and dividends per share data are not presented in these consolidated financial statements.

4.       ASSETS UNDER AGREEMENTS FOR SALE

         On April 29, 1996, Liggett executed a definitive agreement (as amended) with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty in Durham, North Carolina, for a sale price of $2,200. The transaction closed on March 11, 1997. A gain of $1,531 was recognized, net of costs required to prepare the properties for sale and selling costs.

5.       INVENTORIES

         Inventories consist of the following:


                                                                                     March 31,  December 31,
                                                                                       1997        1996
                                                                                     ---------  ------------
        Finished goods ..........................................................   $ 15,320      $ 15,304
        Work-in-process .........................................................      4,812         4,382
        Raw materials ...........................................................     30,349        31,338
        Replacement parts and supplies ..........................................      3,641         3,554
                                                                                    --------      --------

        Inventories at current cost .............................................     54,122        54,578

        LIFO adjustment .........................................................     (4,861)       (4,456)
                                                                                    --------      --------

        Inventories at LIFO cost ................................................   $ 49,261      $ 50,122
                                                                                    ========      ========


         The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $21,217 at March 31, 1997.

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:


                                                                                March 31,    December 31,
                                                                                  1997          1996
                                                                                ---------    ------------
          Land and improvements ............................................    $    455      $    455
          Buildings ........................................................       6,150         5,848
          Machinery and equipment ..........................................      42,038        41,913
                                                                               ---------      --------

          Property, plant and equipment ....................................      48,643        48,216

          Less accumulated depreciation ....................................     (29,981)      (29,511)
                                                                                ---------      --------

          Property, plant and equipment, net ...............................    $ 18,662      $ 18,705
                                                                                ========      ========


7         LONG-TERM DEBT
          Long-term debt consists of the following:

                                                                                March 31,      December 31,
                                                                                  1997            1996
                                                                                ---------      -----------
          11.5% Senior Secured Notes due February 1, 1999,
             net of unamortized discount of  $349 and $424,
             respectively ..................................................    $112,263        $119,688
          Variable Rate Series C Senior Secured Notes due
             February 1, 1999 ..............................................      32,279          32,279
          Borrowings outstanding under revolving credit
             facility ......................................................      36,339          24,272
          Other ............................................................         202             266
                                                                                --------        --------
                                                                                 181,083         176,505

          Current portion ..................................................     (73,838)        (31,807)
                                                                                --------        --------

          Amount due after one year ........................................    $107,245        $144,698
                                                                                ========        ========


         Senior Secured Notes
         --------------------

         On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. In February 1997, $7,500 of the Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Notes are collateralized by substantially all of the assets of the Company, excluding inventories and receivables. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of the

Company. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

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

         Revolving Credit Facility
         -------------------------

         On March 8, 1994, Liggett entered into a revolving credit facility (the "Facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $461 based upon eligible collateral at March 31, 1997. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate of 8.25%, bore a rate of 9.75% on March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0%. The Facility contains certain financial covenants similar to those contained in the Note indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $180,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement). The Facility is classified as short-term debt as of March 31, 1997, as it becomes due on March 8, 1998, unless extended by the lenders.

         During the first quarter of 1997, the Company violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Senior Secured Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Senior Secured Notes; (ii) the maximum permitted working capital deficit, as defined, was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and
(iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

         For information concerning Liggett's substantial near-term debt service requirements and other related matters, see Note 1.

8.       COMMITMENTS AND CONTINGENCIES

         Litigation
         ----------

         Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against BGL or Liggett). New cases continue to be commenced against Liggett and other cigarette manufacturers. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have recently ended. Certain joint defense arrangements, and the financial benefits incident thereto, have also ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

         As of March 31, 1997, there were 107 cases pending against Liggett where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 53 are pending in the State of Florida and 20 are pending in the State of New York. The balance of individual cases are pending in 14 different states. The next individual case scheduled for trial where Liggett is a defendant is CHUTZ-REYMERS V. LIGGETT GROUP INC., ET AL. United States District Court, Middle District of Florida, Tampa Division, which is scheduled for trial in June 1997. In light of the settlements discussed below, this case will not proceed against Liggett on that date. In addition to the foregoing, there are four individual cases scheduled for trial in 1997 where Liggett is a defendant, although trial dates are subject to change.

         The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption. Several representative cases are described below.

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

         On October 31, 1991, an action entitled BROIN ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry, and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. Plaintiffs' motion to certify the action as a class action was granted. The suit is scheduled to go to trial on June 2, 1997. In addition to Broin, as of March 31, 1997 there were 16 other actions which have either been certified as a class or are seeking class certification. One of these actions, ENGLE, ET AL. V. R. J. REYNOLDS TOBACCO COMPANY, ET AL., Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, involving a certified class of smokers in the State of Florida, is scheduled to commence trial on September 8, 1997.

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

         On September 10, 1993, an action entitled SACKMAN V. LIGGETT GROUP INC., United States District Court, Eastern District of New York, was filed against Liggett alleging as injury lung cancer. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiff's fraud and breach of warranty claims. In addition, the District Court vacated the Magistrate's March 19, 1996 order compelling Liggett to produce certain CTR documents with respect to which Liggett had asserted various privilege claims, and allowed the other cigarette manufacturers and the CTR to intervene in order to assert their interests and privileges with respect to those same documents. The Magistrate Judge is presently reconsidering plaintiffs' motion to compel production of documents. No trial date has been set.

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

         On March 14, 1996, BGL, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the CASTANO settlement or, if earlier, the completion by BGL or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay BGL $250,000 within thirty days of the more favorable agreement and offer BGL and

Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If BGL or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

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

         On May 23, 1994, an action entitled MOORE, ATTORNEY GENERAL, EX REL STATE OF MISSISSIPPI V. THE AMERICAN TOBACCO COMPANY, ET AL., Chancery Court of Jackson County, Mississippi, was commenced against Liggett and others seeking restitution and indemnity for medical payments and expenses allegedly made or incurred for tobacco related illnesses. In May 1994, the State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). On February 21, 1995, the State of Florida commenced an action pursuant to this statutory scheme. In addition to Florida and Mississippi, similar actions have been filed by many other states and municipalities. The Mississippi, Florida and Texas Medicaid recovery actions are scheduled for trial in 1997 (see settlement discussions below). Legislation similar to that enacted in Florida has been introduced in the Massachusetts and New Jersey legislatures.

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

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlement, of which $2,278 was outstanding on March 31, 1997. No additional amounts have been accrued with respect to the recent settlements discussed below. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on occurrence of a business combination, will be expensed when considered probable.

         On March 20, 1997, Liggett, together with BGL, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 additional states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, on April 14, 1997, the State of California entered into a settlement agreement with Liggett and BGL, of the action which it comtemplates commencing against the industry and on May 6, 1997, the State of Alaska entered into a settlement agreement with Liggett and BGL, of the action which it recently commenced against the industry. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the Attorneys General and, upon court approval, the nationwide class.

        The recent Attorneys General settlements, which do not require court approval, include the states of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Texas, Utah, Washington and Wisconsin. Liggett and BGL's previous settlements on March 15, 1996, with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect. Several other states have either recently filed Medicaid recovery actions or indicated intentions to do so. Both Liggett and BGL will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements; however, there can be no assurance that any such settlements will be completed.

         The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. Class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements.

         Pursuant to the settlements, Liggett and BGL have agreed to cooperate fully with the Attorneys General and the nationwide class in their lawsuits against the tobacco industry. Liggett and BGL have agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections.. The Attorneys General and the nationwide class have agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL have agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett has also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General.

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

         Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any further adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay $25 million to a settlement fund. Both the Attorneys General and the nationwide class have also agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

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

        On March 20, 1997, R.J. Reynolds Tobacco Company, Philip Morris, Inc., Brown & Williamson Tobacco Corporation and Lorillard Tobacco Company, Inc. obtained a temporary restraining order from a North Carolina state court preventing Liggett and BGL and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court on April 9, 1997. This ruling is currently on appeal by Liggett and BGL. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

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

         Litigation is subject to many uncertainties, and it is possible that some of the aforementioned actions could be decided unfavorably against the Company. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. The Company is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

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

         Legislation and Regulation
         --------------------------

         On August 28, 1996, the Food and Drug Administration ("FDA") filed in the Federal Register a Final Rule classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. A hearing on the tobacco industry's motion for summary judgment in that case was held on February 10, 1997 and a decision by the Court was issued on April 25, 1997. The court granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products. The court denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The four major cigarette manufacturers and the FDA have filed notices of appeal.

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

9.       RELATED PARTY TRANSACTIONS

         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat Ltd.'s ("Liggett-Ducat") tobacco operations from Brooke (Overseas) Ltd. ("BOL"), an indirect subsidiary of BGL, for $2,100. Liggett-Ducat, which produces cigarettes in Russia, manufactured and marketed
11.4 billion cigarettes in 1996. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee is to be credited against the purchase price. In addition, as part of the same transaction, Liggett had the right on or before June 30, 1997 to acquire from BOL for $2,200 another ten-year option on the same terms to purchase the remaining shares of Liggett-Ducat (an additional 33%). On March 13, 1997, Liggett acquired this option and paid BOL $2,000, and recorded a payable to BOL for the remaining $0.2 million. Liggett accounts for its investment in Liggett-Ducat under the equity method of accounting. Liggett's equity in the net loss of Liggett-Ducat amounted to $33 for the three months ended March 31, 1997. The excess of the cost of the option over carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit.

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

         Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $830 in 1997 and $790 in 1996. This fee is in addition to the management fee and overhead reimbursements described above.

         Since April 1994, the Company has leased equipment from BGLS for $50 per month. On April 28, 1997, BOL purchased excess production equipment from Liggett for $3,000, for a gain of $2,578.

10.      RESTRUCTURING CHARGES

         In the first three months of 1997, the Company reduced its headcount by 87 positions and recorded a $1,761 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. Approximately $285 in restructuring charges will be funded in subsequent years. The Company expects to continue its cost reduction programs.

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                 March 31,    December 31,
                                                                                   1997          1996
                                                                                 ---------    ------------
                                                          ASSETS

Cash ...........................................................................  $      4     $     --

Office equipment ...............................................................         1            2

Trademarks, at cost, less accumulated amortization of
    $17,719 and $17,294, respectively ..........................................     2,694        3,119
                                                                                  --------     --------

               Total assets ....................................................  $  2,699     $  3,121
                                                                                  ========     ========


                               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Federal income taxes currently payable to parent ...............................  $    528     $     --

Dividends payable ..............................................................       980        4,623

Cash overdraft .................................................................        --           92

Other current liabilities ......................................................        --           19

Deferred income taxes ..........................................................       943        1,092
                                                                                  --------     --------

              Total liabilities ................................................     2,451        5,826
                                                                                  --------     --------

Stockholder's equity (deficit):
   Common stock (par value $1.00 per share; authorized,
        issued and outstanding 100 shares) and contributed
        capital ................................................................    47,848       46,548

   Receivables from parent:
       Note receivable - interest at 14%, due no sooner
          than February 1, 1999  ...............................................   (44,520)     (44,520)
       Other ...................................................................    (3,080)      (4,733)
                                                                                  --------     --------

              Total stockholder's equity (deficit) .............................       248       (2,705)
                                                                                  --------     --------

              Total liabilities and stockholder's equity (deficit) .............  $  2,699     $  3,121
                                                                                  ========     ========


                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                             (Dollars in thousands)



                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                       -------------------
                                                                                        1997       1996
                                                                                        ----       ----
Revenues:
    Royalties - parent ..............................................................   $1,546   $1,713
    Interest - parent ...............................................................    1,576    1,576
                                                                                        ------    -----
                                                                                         3,122    3,289
Expenses:
    Amortization of trademarks ......................................................      425      425
    Miscellaneous ...................................................................       37       24
                                                                                        ------    -----

    Income before income taxes ......................................................    2,660    2,840

Income tax provision ................................................................      379      994
                                                                                        ------   ------

    Net income ......................................................................   $2,281   $1,846
                                                                                        ======   ======






                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Dollars in thousands)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     -------------------
                                                                                       1997         1996
                                                                                       ----         ----

Cash flows from operating activities:
    Net income .................................................................      $ 2,281      $ 1,846
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..........................................          425          425
        Deferred income taxes ..................................................         (149)        (149)
    Changes in assets and liabilities:
        Federal income taxes currently payable to parent .......................          528          978
        Other current liabilities ..............................................          (19)          --
                                                                                      -------      -------

            Net cash provided by operating activities ..........................        3,066        3,100
                                                                                      -------      -------
Cash flows from financing activities:
    Dividends/capital distributions ............................................       (4,623)      (2,536)
    Increase in due from parent ................................................        1,653         (569)
    Decrease in cash overdraft .................................................          (92)          --
                                                                                      -------      -------

           Net cash used in financing activities ...............................       (3,062)      (3,105)
                                                                                      -------      -------

Net increase (decrease) in cash ................................................            4           (5)

Cash:
    Beginning of period ........................................................           --            8
                                                                                      -------      -------

    End of period ..............................................................      $     4      $     3
                                                                                      =======      =======
Supplemental cash flow information:
    Payments of income taxes through receivable from parent ....................      $    --      $   164
    Income taxes................................................................           32           --
    Dividends/capital distributions declared but not paid ......................          980        2,122









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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Going Concern

         The accompanying financial statements have been prepared assuming that Eve will continue as a going concern. Eve's revenues are comprised solely of royalties and interest income from Liggett. In addition, Eve holds a note receivable from Liggett for $44,520 due no sooner than February 1, 1999. Liggett had a working capital deficiency of $81,170 and a capital deficiency of $179,782 as of March 31, 1997, is highly leveraged and has substantial near-term debt service requirements. These matters raise substantial doubt about Eve and Liggett meeting their liquidity needs and their ability to continue as going concerns.

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

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $179,782 and a working capital deficiency of $81,170 as of March 31, 1997, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings and/or cash flow goals. Consequently, the Company could be in violation of certain debt covenants and if the lenders were to exercise acceleration rights under the revolving credit facility or Senior Secured Notes indentures or refuse to lend under the revolving credit facility, the Company would not be able to satisfy such demands or its working capital requirements.

         Further, the Company's Senior Secured Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400, and its revolving credit facility expires on March 8, 1998 unless extended by its lenders. While management currently intends to seek to refinance and/or restructure with the Company's note holders the redemption and maturity requirements on the Senior Secured Notes and to extend the revolving credit facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the facility at this time, and no assurances can be given in this regard. These circumstances raise substantial doubt about the Company meeting its liquidity needs and continuing as a going concern. (See "Capital Resources and Liquidity" below).

RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

Pricing Activity
----------------

         On March 7, 1997, R. J. Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of 40 cents per carton (approximately 4%). Brown & Williamson Tobacco Corporation ("B & W"), Lorillard Tobacco Company, Inc. ("Lorillard") and Liggett matched this increase, and on March 21, 1997, Philip Morris, Inc. ("Philip Morris") announced a price increase of 50 cents per carton. Subsequently, Liggett and the other manufacturers matched Philip Morris' price increase.

Legislation, Regulation and Litigation
--------------------------------------

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of March 31, 1997, there were 107 individual suits, 17 purported class actions and 23 state (and several municipality) Medicaid reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the EPA and FDA, adverse political and legal decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. Management is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 8 to Liggett's consolidated financial statements for a description of legislation, regulation and litigation.

         The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

         On March 14, 1996, BGL, the CASTANO Plaintiffs Legal Committee and the CASTANO plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the CASTANO settlement or, if earlier, the completion by BGL or Liggett of a combination with any defendant in CASTANO, except Philip Morris, the CASTANO plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any CASTANO defendant which would reduce the terms of the CASTANO settlement agreement. If the CASTANO plaintiffs or their counsel enter into any such settlement during this period, they shall pay BGL $250,000 within thirty days of the more favorable agreement and offer BGL and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the CASTANO settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the CASTANO settlement agreement. If BGL or its affiliates enter into any such transaction, then the CASTANO plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

        Under the March 1996 Attorneys General settlement, the five states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation). In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if BGL or Liggett fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

        RECENT SETTLEMENTS. On March 20, 1997, Liggett, together with BGL, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 additional states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, on April 14, 1997, the State of California entered into a settlement agreement with Liggett and BGL, of the action which it comtemplates commencing against the industry and on May 6, 1997, the State of Alaska entered into a settlement agreement with Liggett and BGL, of the action which it recently commenced against the industry. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the Attorneys General and, upon court approval, the nationwide class.

        The recent Attorneys General settlements, which do not require court approval, include the states of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Texas, Utah, Washington and Wisconsin. Liggett and BGL's previous settlements on March 15, 1996, with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect. Several other states have either recently filed Medicaid recovery actions or indicated intentions to do so. Both Liggett and BGL will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements; however, there can be no assurance that any such settlements will be completed.

        The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class. Class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements.

         Pursuant to the settlements, Liggett and BGL have agreed to cooperate fully with the Attorneys General and the nationwide class in their lawsuits against the tobacco industry. Liggett and BGL have agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections.. The Attorneys General and the nationwide class have agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL have agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett has also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General.

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

         Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any further adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay $25 million to a settlement fund. Both the Attorneys General and the nationwide class have also agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

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

         On March 20, 1997, RJR, Philip Morris, B & W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing Liggett and BGL and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court on April 9, 1997. This ruling is currently on appeal by Liggett and BGL. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlement, of which $2,278 was outstanding on March 31, 1997. No additional amounts have been accrued with respect to the recent settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on occurrence of a business combination, will be expensed when considered probable. See the discussion of the tobacco litigation settlements appearing in Note 8 to the Company's consolidated financial statements.

RESULTS OF OPERATIONS

1997 Restructuring
------------------

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

         During the first quarter of 1997, the Company reduced its headcount by approximately 87 positions and recorded a $1,761 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the restructuring relate primarily to reduced payroll and benefits expenses in future periods.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

         Net sales were $66,301 for the three months ended March 31, 1997 compared to $78,488 for the same period in 1996. This 15.5% decrease in revenues was due primarily to a 21.6% decrease in overall unit sales volume, partially offset by the effects of the March 7, 1997 list price increase (see "- Recent Developments in the Cigarette Industry Pricing Activity"). The decline in unit sales volume was comprised of declines within the premium segment of 13.5% and discount segment (which includes generic, control label and branded discount products) of 22.7%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. The decline in the discount segment is consistent with industry trends.

         Gross profit was $36,042 for the three months ended March 31, 1997, a decrease of $6,154 from $42,196 for the same period in 1996 due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit decreased to 72.9% for the three months ended March 31, 1997 compared to 73.7% for the same period in 1996. This decrease is the result of increased tobacco costs due to reduced worldwide supply of tobacco, and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March 1997 list price increase.

         Operating income increased to $371 for the three months ended March 31, 1997 from $78 for the same period in 1996 due primarily to lower advertising and marketing expenses and administrative charges resulting from the 1997 restructuring discussed above, partially offset by higher legal expenses.

         Net interest expense was $5,983 for the three months ended March 31, 1997 compared to $5,856 for the same period in 1996. This increase in interest expense was due to higher average outstanding balances under the revolving credit facility, partially offset by the redemption of $7,500 Series B Notes in February 1997.

         Net loss amounted to $1,104 for the three months ended March 31, 1997 compared to $5,790 for the same period in 1996. This reduction in net loss was primarily the result of a gain of $1,592 on the sale of assets and a gain of $2,963 on the retirement of debt.

CAPITAL RESOURCES AND LIQUIDITY

         Cash used in operations was $6,038 for the three months ended March 31, 1997 compared to $9,657 for the same period in 1996 due primarily to decreased inventories and a smaller reduction in payables.

         The Company had been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have recently ended. Certain joint defense arrangements, and the financial benefits incident thereto, have ended. The future financial impact on the Company of the termination of this assistance and the effects of the tobacco litigation settlements discussed above is not quantifiable at this time.

         Cash used in investing activities for the three months ended March 31 related primarily to investments in an option in affiliate of approximately $2,200 in 1997 and to capital expenditures of approximately $1,350 in 1996. For the first three months of 1997, capital expenditures totaled approximately $649, primarily for production facilities and further equipment modernization, and anticipated spending for the remainder of the year is projected at $2,874. These expenditures are expected to be funded with cash flow from operations, borrowings under the revolving credit facility and proceeds from the potential sale of certain surplus equipment or realty.

         On March 11, 1997, Liggett sold certain surplus realty to Blue Devil Ventures for a sale price of $2,200, which resulted in a gain of $1,531.

         Cash provided by financing activities for the three months ended March 31, 1997 and 1996 of $7,460 and $11,007, respectively, resulted primarily from net borrowings under the revolving credit facility, offset in 1997 by repayment of long-term debt.

         On March 8, 1994, Liggett entered into a revolving credit facility (the "Facility") under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $461 based upon eligible collateral at March 31, 1997. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility, whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate of 8.25%, bore a rate of 9.75% on March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0%. The Facility contains certain financial covenants similar to those contained in the Note indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $180,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement). The Facility is classified as short-term debt as of March 31, 1997, as it becomes due on March 8, 1998, unless extended by the lender.

         During the first quarter of 1997, the Company violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Senior Secured Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Senior Secured Notes; (ii) the maximum permitted working capital deficit, as defined, was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and
(iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

         On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). From the proceeds of $148,244, net of an original issue discount, $144,054 was dividended to BGLS (which reduced stockholder's equity) and $4,190 was paid as financing fees. Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Notes due on February 1, 1999. The Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Notes. The Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of the Company. The Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At March 31, 1997, the Company was in compliance with all covenants under the Note indenture.

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

         While management currently intends to seek to refinance and/or restructure with the Company's note holders the mandatory principal redemption on the Notes of $37,500 due on February 1, 1998 and the payment at maturity, on February 1, 1999, of $107,400 and to extend the Facility, there are no refinancing or restructuring arrangements for the Notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. Based on the Company's net loss for 1996 and anticipated 1997 operating results, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. If the Company is unable to refinance or restructure such obligations, renegotiate the payment terms of the Senior Secured Notes, extend the revolving credit facility, or otherwise make such payments, substantially all of its long-term debt and revolving credit facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, the Company may be forced to seek protection from creditors under applicable laws. The Company's independent accountants have issued a report covering the Company's December 31, 1996 consolidated financial statements containing an explanatory paragraph that states that these facts raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements of the Company do not include any adjustments that might arise from the outcome of this uncertainty. See Note 1 of the Company's consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report and in other filings with the Securities and Exchange Commission and in its reports to securityholders which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, decline in consumption, governmental and grand jury investigations and litigation. Furthermore, the Company is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, a mandatory principal redemption of $37,500 on its Notes due February 1, 1998 and a payment at maturity of its Notes of $107,400 on February 1, 1999, as well as a significant net worth deficiency and working capital deficiency and recent net losses, and is highly dependent upon its revolving credit facility which expires in March 1998, unless extended by its lenders. The Notes and the Facility contain restrictions on the Company's ability to incur additional debt, grant liens, enter into any new agreements with affiliates and declare or pay cash dividends, among others. Due to such uncertainties and risks, investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to information entitled "Commitments and Contingencies" in Note 8 to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Reference is made to information entitled "Revolving Credit Facility" in Note 7 to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a).        Exhibits
                  --------

       * 10.27 Addendum to Initial States Settlement Agreement (incorporated by reference to exhibit 10.43 in BGL's Form 10-Q for the quarterly period ended March 31, 1997).

       * 10.28 Settlement Agreement, dated April 14, 1997, by and among the State of California, BGL and Liggett (incorporated by reference to exhibit 10.44 in BGL's Form 10-Q for the quarterly period ended March 31, 1997).

       * 10.29 Settlement Agreement, dated May 6, 1997, by and among the State of Alaska, BGL and Liggett (incorporated by reference to exhibit 10.45 in BGL's Form 10-Q for the quarterly period ended March 31, 1997).

         27.1     Liggett Group Inc.'s Financial Data Schedule
                  (for SEC use only)

         27.2     Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)

      (b).        Reports on Form 8-K
                  -------------------

         The Company filed no reports on Form 8-K for the three months ended March 31, 1997.




------------

* Incorporated by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on May 15, 1997.



                                     LIGGETT GROUP INC.

                                     By:  /s/ Samuel M. Veasey
                                         -------------------------------------
                                         Samuel M. Veasey
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial and Principal
                                         Accounting Officer)




                                     EVE HOLDINGS INC.

                                     By:  /s/ Joselynn D. Van Siclen
                                          ------------------------------------
                                          Joselynn D. Van Siclen
                                          Vice President, Treasurer and
                                          Assistant Secretary
                                          (Principal Financial and Principal
                                          Accounting Officer)