Form 10-Q
period 1997-06-30
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1997-08-19
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

As of August 14, 1997 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                     INDEX



                                                                                                                    PAGE
                                                                                                                    ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

              Liggett Group Inc.:

                  Consolidated Balance Sheets as of June 30, 1997 and
                      December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
                  Consolidated Statements of Operations for the three and six months
                      ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
                  Consolidated Statement of Stockholder's Equity (Deficit) for
                      the six months ended June 30, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
                  Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7
                  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .      8

              Eve Holdings Inc.:

                  Balance Sheets as of June 30, 1997 and December 31, 1996. . . . . . . . . . . . . . . . . . .     21
                  Statements of Operations for the three and six months ended June 30,
                      1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
                  Statements of Cash Flows for the six months ended June 30,
                      1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23
                  Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24


ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26



PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               LIGGETT GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                       June 30,         December 31,
                                                                         1997              1996
                                                                      ---------         ------------
                                     ASSETS

Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     506         $        -
     Accounts receivable:
         Trade, less allowances of $1,102 and  $1,280,                   11,838             19,316
           respectively   . . . . . . . . . . . . . . . . . . .
         Other  . . . . . . . . . . . . . . . . . . . . . . . .             792                744

     Inventories  . . . . . . . . . . . . . . . . . . . . . . .          42,925             50,122

     Other current assets . . . . . . . . . . . . . . . . . . .             912              1,205
                                                                      ---------         ----------

             Total current assets . . . . . . . . . . . . . . .          56,973             71,387

Property, plant and equipment, at cost, less accumulated
     depreciation of $29,058 and $29,511, respectively  . . . .          17,943             18,705

Intangible assets, at cost, less accumulated amortization
     of $18,247 and $17,388, respectively . . . . . . . . . . .           2,468              3,327

Other assets and deferred charges, at cost, less accumulated
     amortization of $8,241 and $7,410, respectively  . . . . .           3,402              4,258
                                                                      ---------         ----------

             Total assets . . . . . . . . . . . . . . . . . . .       $  80,786         $   97,677
                                                                      =========         ==========





                                  (continued)

                               LIGGETT GROUP INC.

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                     June 30,          December 31,
                                                                      1997                1996
                                                                    ---------          ------------
                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt . . . . . . . . . .       $  66,474          $   31,807
     Cash overdraft . . . . . . . . . . . . . . . . . . . . .               -                   6
     Accounts payable:
          Trade . . . . . . . . . . . . . . . . . . . . . . .          11,537              14,979
          Affiliates  . . . . . . . . . . . . . . . . . . . .           1,323                 216
     Accrued expenses:
         Promotional  . . . . . . . . . . . . . . . . . . . .          30,390              33,666
         Compensation and related items . . . . . . . . . . .             734                 682
         Taxes, principally excise taxes  . . . . . . . . . .           3,319               7,565
         Estimated allowance for sales returns  . . . . . . .           5,000               5,000
         Interest . . . . . . . . . . . . . . . . . . . . . .           8,072               8,435
         Other  . . . . . . . . . . . . . . . . . . . . . . .           8,605               9,380
                                                                    ---------          ----------

             Total current liabilities  . . . . . . . . . . .         135,454             111,736



Long-term debt, less current maturities . . . . . . . . . . .         107,280             144,698


Non-current employee benefits and other liabilities . . . . .          16,712              17,721

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):
     Redeemable preferred stock (par value $1.00 per share;
       authorized 1,000 shares; no shares issued and out-
       standing)
     Common stock (par value $0.10 per share; authorized
       2,000 shares; issued and outstanding 1,000 shares)
       and contributed capital  . . . . . . . . . . . . . . .          47,640              49,840
     Accumulated deficit  . . . . . . . . . . . . . . . . . .        (226,300)           (226,318)
                                                                    ---------          ----------

             Total stockholder's deficit  . . . . . . . . . .        (178,660)           (176,478)
                                                                    ---------          ----------

             Total liabilities and stockholder's equity
               (deficit)  . . . . . . . . . . . . . . . . . .       $  80,786          $   97,677
                                                                    =========          ==========



                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)





                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                         -----------------------        ------------------------
                                                          1997            1996            1997            1996
                                                         -------        --------        --------        --------
Net sales*  . . . . . . . . . . . . . . . . . . . .      $78,142        $113,286        $144,443        $191,774

Cost of sales*  . . . . . . . . . . . . . . . . . .       36,214          52,533          66,473          88,825
                                                         -------        --------        --------        --------

          Gross profit  . . . . . . . . . . . . . .       41,928          60,753          77,970         102,949

Selling, general and administrative expenses  . . .       37,430          54,552          71,353          96,249

Restructuring . . . . . . . . . . . . . . . . . . .           70             733           1,831           1,154
                                                         -------        --------        --------        --------

          Operating income  . . . . . . . . . . . .        4,428           5,468           4,786           5,546

Other income (expense):
     Interest income  . . . . . . . . . . . . . . .            3               -              60               -
     Interest expense . . . . . . . . . . . . . . .       (5,930)         (5,993)        (11,970)        (11,849)
     Equity in income of affiliate  . . . . . . . .          218               -             185               -
     Sale of assets . . . . . . . . . . . . . . . .        2,402           3,714           3,994           3,698
     Retirement of debt . . . . . . . . . . . . . .            -               -           2,963               -
     Miscellaneous, net . . . . . . . . . . . . . .            1              (4)              -               -
                                                         -------        --------        --------        --------

          Net income (loss) . . . . . . . . . . . .      $ 1,122        $  3,185        $     18        $ (2,605)
                                                         =======        ========        ========        ========





*Net sales and cost of sales include federal excise taxes of $19,153, $29,487, $36,013, and $50,684, respectively.





                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                  (Unaudited)
                             (Dollars in thousands)


                                                           Common
                                                         Stock and                                  Total
                                                        Contributed          Accumulated        Stockholder's
                                                          Capital              Deficit             Deficit
                                                        -----------          -----------        -------------
Balance at December 31, 1996  . . . . . . . . .           $49,840             $(226,318)          $(176,478)

   Net income . . . . . . . . . . . . . . . . .                 -                    18                  18
   Consideration for option to acquire affiliate
       stock in excess of its net assets
       (Note 9) . . . . . . . . . . . . . . . .            (2,200)                    -              (2,200)
                                                          -------             ---------           ---------

Balance at June 30, 1997  . . . . . . . . . . .           $47,640             $(226,300)          $(178,660)
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

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                      --------------------------------
                                                                         1997                   1996
                                                                      ----------              --------
Cash flows from operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .     $       18              $ (2,605)
    Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . .          3,482                 4,013
       Deferred income taxes  . . . . . . . . . . . . . . . . . .              -                     -
       Gain on sale of property, plant and equipment  . . . . . .         (3,994)               (3,698)
       Gain on retirement of notes  . . . . . . . . . . . . . . .         (2,963)                    -
       Deferred finance charges and debt discount written off . .            130                     -
       Equity in income of affiliate  . . . . . . . . . . . . . .           (185)                    -
    Changes in assets and liabilities:
       Accounts receivable  . . . . . . . . . . . . . . . . . . .          7,430                 2,250
       Inventories  . . . . . . . . . . . . . . . . . . . . . . .          7,197                 5,399
       Accounts payable   . . . . . . . . . . . . . . . . . . . .         (2,364)               (5,043)
       Accrued expenses   . . . . . . . . . . . . . . . . . . . .         (8,607)                  177
       Non-current employee benefits  . . . . . . . . . . . . . .           (205)                 (371)
       Other, net   . . . . . . . . . . . . . . . . . . . . . . .           (974)                 (882)
                                                                      ----------              --------
             Net cash used in operating activities  . . . . . . .         (1,035)                 (760)

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment . . . . .          4,743                 4,415
    Capital expenditures  . . . . . . . . . . . . . . . . . . . .         (1,086)               (2,484)
    Purchase of an option in affiliate  . . . . . . . . . . . . .         (2,200)                    -
                                                                      ----------              --------
            Net cash provided by investing activities . . . . . .          1,457                 1,931

Cash flows from financing activities:
    Repayments of long-term debt  . . . . . . . . . . . . . . . .         (4,664)                 (127)
    Borrowings under revolving credit facility  . . . . . . . . .        137,062               170,217
    Repayments under revolving credit facility  . . . . . . . . .       (132,308)             (165,848)
    Decrease in cash overdraft  . . . . . . . . . . . . . . . . .             (6)               (3,761)
                                                                      ----------              --------
            Net cash provided by financing activities . . . . . .             84                   481

Net increase  in cash and cash equivalents  . . . . . . . . . . .            506                 1,652
Cash and cash equivalents:
    Beginning of period . . . . . . . . . . . . . . . . . . . . .              -                     -
                                                                      ----------              --------
    End of period . . . . . . . . . . . . . . . . . . . . . . . .     $      506              $  1,652
                                                                      ==========              ========

Supplemental cash flow information:
    Cash payments during the period for:
        Interest  . . . . . . . . . . . . . . . . . . . . . . . .     $   11,984              $ 11,584
        Income taxes  . . . . . . . . . . . . . . . . . . . . . .     $      108              $     75



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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $178,660 as of June 30, 1997, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         Further, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400 and the Facility expires on March 8, 1998 unless extended by its lenders. Current maturities of both the Liggett Notes and the Facility of approximately $66,474 contribute substantially to the working capital deficit of approximately $78,481 as of June 30, 1997.

         While the Company is currently in negotiations with its note holders to restructure the terms of the Liggett Notes and, with its lenders, to extend the Facility, there are no commitments to restructure the Liggett Notes or to extend the Facility at this time, and no assurances can be given in this regard. Based on the Company's net loss for 1996 and anticipated 1997 operating results, the Company does not anticipate it will be able to generate
sufficient cash from operations to make such payments.   Pending completion of
the negotiations, the Company postponed making the interest payment of approximately $9,700 due on August 1, 1997 on the Liggett Notes. The indenture governing the Liggett Notes provides for a 30-day grace period before the failure to pay interest will be an event of default.

         The failure to pay interest on the Liggett Notes would permit the lenders under the Facility to cease making further advances. While the lenders have continued to make such advances, and management currently anticipates that they will continue to do so, no assurances can be given in this regard. If the Company is unable to restructure the terms of the Liggett Notes, extend the Facility, or otherwise make all payments thereon within the applicable grace periods, substantially all of its long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt.
In such event, the Company may be forced to seek protection from creditors under applicable laws.

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


4.       Sale of Assets

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

         On April 28, 1997, Liggett sold excess production equipment to Brooke (Overseas) Ltd. ("BOL") for $3,000. See Note 9.


5.       Inventories

         Inventories consist of the following:

                                                                      June 30,         Deecember 31,
                                                                        1997               1996
                                                                       -------         -------------
         Finished goods  . . . . . . . . . . . . . . . . . .           $13,873            $15,304
         Work-in-process . . . . . . . . . . . . . . . . . .             4,208              4,382
         Raw materials . . . . . . . . . . . . . . . . . . .            27,677             31,338
         Replacement parts and supplies  . . . . . . . . . .             3,624              3,554
                                                                       -------            -------

         Inventories at current cost . . . . . . . . . . . .            49,382             54,578

         LIFO adjustment . . . . . . . . . . . . . . . . . .            (6,457)            (4,456)
                                                                       -------            -------

         Inventories at LIFO cost  . . . . . . . . . . . . .           $42,925            $50,122
                                                                       =======            =======


         The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $13,828 at June 30, 1997.


6.       Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                                      June 30,        December 31,
                                                                        1997              1996
                                                                     ---------         ----------
         Land and improvements . . . . . . . . . . . . . . .         $     455         $      455
         Buildings . . . . . . . . . . . . . . . . . . . . .             6,150              5,848
         Machinery and equipment . . . . . . . . . . . . . .            40,396             41,913
                                                                     ---------         ----------

         Property, plant and equipment . . . . . . . . . . .            47,001             48,216

         Less accumulated depreciation . . . . . . . . . . .           (29,058)           (29,511)
                                                                     ---------         ----------

         Property, plant and equipment, net. . . . . . . . .         $  17,943         $   18,705
                                                                     =========         ==========


7.       Long-Term Debt

         Long-term debt consists of the following:

                                                                        June 30,     December 31,
                                                                          1997          1996
                                                                        --------      ---------
         11.5% Senior Secured Notes due February 1, 1999,
            net of unamortized discount of  $302 and $424,
            respectively . . . . . . . . . . . . . . . . . .            $112,310      $119,688
         Variable Rate Series C Senior Secured Notes due
            February 1, 1999 . . . . . . . . . . . . . . . .              32,279        32,279
         Borrowings outstanding under revolving credit
            facility . . . . . . . . . . . . . . . . . . . .              29,026        24,272
         Other . . . . . . . . . . . . . . . . . . . . . . .                 139           266
                                                                        --------      --------
                                                                         173,754       176,505

         Current portion . . . . . . . . . . . . . . . . . .             (66,474)      (31,807)
                                                                        --------      --------

         Amount due after one year . . . . . . . . . . . . .            $107,280      $144,698
                                                                        ========      ========

         Senior Secured Notes

         On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of the Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of the Company, excluding inventories and receivables. Eve is a guarantor for the Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of the Company. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

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

         Revolving Credit Facility

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $209 based upon eligible collateral at June 30, 1997. The Facility is collateralized by all
inventories and receivables of the Company.   Borrowings under the Facility,
whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate of 8.25%, bore a rate of 9.75% on March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $180,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement). The Facility is classified as short-term debt as of March 31, 1997, as it becomes due on March 8, 1998, unless extended by the lenders.

         During the first quarter of 1997, the Company violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Liggett Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Liggett Notes; (ii) the maximum permitted working capital deficit, as defined, was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and
(iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

         The Company is currently in negotiations with a committee composed of a majority of its note holders to restructure the terms of the Liggett Notes
and, with it lenders, to extend the Facility.   Pending completion of the
negotiations, the Company postponed making the interest payment of approximately $9,700 due on August 1, 1997 on the Liggett Notes. The indenture governing the Liggett Notes provides for a 30-day grace period before the failure to pay interest will be an event of default. The failure to pay interest on the Liggett Notes would permit the lenders under the Facility to cease making further advances. While the lenders have continued to make such advances, and management currently anticipates that they will continue to do so, no assurances can be given in this regard. For information concerning Liggett's substantial near-term debt service requirements and other related matters, see Note 1.

8.       Contingencies

         Tobacco-Related Litigation

         OVERVIEW.     Since 1954, Liggett and other United States cigarette
manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or BGL). There has been a noteworthy increase in the number of cases pending against both Liggett and the other tobacco companies. The cases generally fall into three categories:
Individual Actions, Class Actions and Attorneys General Actions, although recently several actions have been commenced on behalf of other interest groups. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving certain financial and other assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have ended. Certain joint defense arrangements, and the financial benefits incident thereto, have also ended.
The future financial impact on Liggett of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

         INDIVIDUAL CASES.    As of June 30, 1997, there were 145 cases
pending against Liggett where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 57 are pending in the State of Florida, 43 are pending in the State of New York and 17 are pending in the State of Texas. The balance of individual cases are pending in 14 states.

         The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption. Several representative cases are described below.

         On June 24, 1992, in an action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court issued an opinion concluding that The Federal Cigarette Labeling and Advertising Act did not preempt state common law damage claims but that The Public Health Cigarette Smoking Act of 1969 (the "1969 Act") did preempt certain, but not all, state common law damage claims. The decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. Bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

         On March 27, 1987, an action entitled Rogers v. Liggett Group Inc. et al., Superior Court, Marion County, Indiana, was filed against Liggett and others. The plaintiff sought compensatory and punitive damages for cancer alleged to have been caused by cigarette smoking. Trial commenced on January 31, 1995. The trial ended on February 22, 1995 when the trial court declared a mistrial due to the jury's inability to reach a verdict. The court directed a verdict in favor of the defendants as to the issue of punitive damages during the trial of this action. A second trial commenced on August 5, 1996 and, on August 23, 1996, the jury returned a verdict in favor of the defendants. This verdict is currently on appeal.

         On May 12, 1992, an action entitled Cordova v. Liggett Group Inc., et al., Superior Court of the State of California, City of San Diego, was filed against Liggett and others. In her complaint, plaintiff, purportedly on behalf of the general public, alleges that defendants have been engaged in unlawful, unfair and fraudulent business practices by allegedly misrepresenting and concealing from the public scientific studies pertaining to smoking and health funded by, and misrepresenting the independence of, the Council on Tobacco Research ("CTR") and its predecessor. The complaint seeks equitable relief against the defendants, including the imposition of a corrective advertising campaign, restitution of funds, disgorgement of revenues and profits and the imposition of a constructive trust. On June 5, 1997, Liggett settled this matter.

         On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alleging as injury lung cancer. On May 25, 1996, the District Court granted Liggett summary judgment on plaintiff's fraud and breach of warranty claims, but, on June 9, 1997 denied Liggett's Motion for Summary Judgment on plaintiffs' conspiracy claim. On June 27, 1997, the magistrate issued an order compelling Liggett to produce certain CTR documents with respect to which Liggett had asserted various privilege claims. The other cigarette manufacturers and the CTR are appealing the order.

         In February 1995, an action entitled Carter, et al. v. The American Tobacco Company, et al., Superior Court for the State of Florida, Duval County, was filed against Liggett and others. Plaintiff sought compensatory damages, including, but not limited to, reimbursement for medical costs. Both American Tobacco and Liggett were subsequently dismissed from this action. On August 9, 1996, a jury returned a verdict against the remaining defendant, Brown & Williamson Tobacco Corporation ("B&W"), in the amount of $750. The court also awarded plaintiff's attorney's fees in the amount of $1,785. B&W has appealed this verdict.

         CLASS ACTIONS.    As of June 30, 1997, there were 29 actions pending,
which have either been certified as a class or are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, Fletcher, et al. v. Brooke Group Ltd., et al. and Walker, et al. v. Liggett Group Inc., et al. have been settled, subject to court approval. These two settlements are more fully discussed below under the "Attorneys General Actions" section.

         On October 31, 1991, an action entitled Broin, et al. v. Philip Morris Incorporated, et al., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was the first class action commenced against the industry and has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. The trial in this action commenced on June 2, 1997 and is currently in progress.

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

         On March 12, 1996, Liggett and BGL entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if Liggett or BGL fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. Liggett and BGL have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

         On March 14, 1996, BGL, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the Castano settlement or, if earlier, the completion by Liggett or BGL of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay BGL $250,000 within 30 days of the more favorable agreement and offer Liggett and BGL the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If BGL or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party.

         ATTORNEYS GENERAL ACTIONS.    As of June 30, 1997, 32 Attorneys
General actions were filed and served on Liggett and BGL.   As more fully
discussed below, Liggett has reached settlements in 25 of these actions. In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by tobacco products. The claims asserted in these Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

          On May 23, 1994, an action entitled Moore, Attorney General, ex rel State of Mississippi v. The American Tobacco Company, et al., Chancery Court of Jackson County, Mississippi, was commenced against Liggett and others seeking restitution and indemnity for medical payments and expenses allegedly made or incurred for tobacco related illnesses. In May 1994, the State of Florida enacted legislation, effective July 1, 1994, allowing certain state authorities or entities to commence litigation seeking recovery of certain Medicaid payments made on behalf of Medicaid recipients as a result of diseases (including, but not limited to, diseases allegedly caused by cigarette smoking) allegedly caused by liable third parties (including, but not limited to, the tobacco industry). On February 21, 1995, the State of Florida commenced an action pursuant to this statutory scheme. The Florida Medicaid trial has recently commenced. See "Settlements", below. Legislation similar to that enacted in Florida has been introduced in the Massachusetts and New Jersey legislatures.

         SETTLEMENTS.   On March 15, 1996, in addition to the Castano
settlement discussed above, Liggett and BGL entered into a settlement of tobacco-related litigation with the Attorneys General of

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

         Under the Attorneys General settlement, the states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by Liggett or BGL with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if Liggett or BGL fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

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

         At December 31, 1995, Liggett had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Attorneys General settlement, and no additional amounts have been accrued with respect to the recent settlements discussed below. BGL cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

         On March 20, 1997, Liggett, together with BGL, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 additional states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, settlements were entered into with several other Attorneys General. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the Attorneys General and, upon court approval, the nationwide class.

         As of June 30, 1997, a total of 25 Attorneys General settlements, were reached, including the Attorneys General of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Oregon, Texas, Utah, Washington and
Wisconsin.   Liggett's and BGL's previous settlements on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect. Other states have either recently filed Medicaid recovery actions or indicated intentions to do so. Both Liggett and BGL will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements; however, there can be no assurance that any such settlements will be completed.

         The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al. v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997 a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The West Virginia Court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class.

         In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, such court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements.

         Pursuant to the settlements, Liggett and BGL agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. Liggett and BGL agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

         Under the terms of the new settlement agreements, Liggett will pay on an annual basis 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. Liggett also agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

         Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any future adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay the settlement fund $25,000. Both the Attorneys General and the nationwide class have agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

         Liggett and BGL are also entitled to certain "most favored nation" benefits not available to the other defendant tobacco companies. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the Attorneys General and tobacco plaintiffs agreed to use their

"best efforts" to ensure that Liggett's and BGL's liability under such a plan should be no more onerous than under these new settlements. See "Other Matters", below.

         IMMINENT TRIALS.    Although trial schedules are subject to change,
the next individual cases scheduled for trial, where Liggett is a defendant, are Westmoreland v. Liggett Group Inc., et al., United States District Court, Middle District of Florida, Tampa Division, and Sackman, both of which are scheduled for trial in October, 1997. There are two other individual cases scheduled for trial in 1997. In addition to the Broin trial currently in progress, there is one other class action scheduled for trial in 1997, Engle, et al. v. R. J. Reynolds Tobacco Company, et al.

         OTHER MATTERS.   On June 20, 1997, Philip Morris Incorporated ("Philip
Morris"), R. J. Reynolds Tobacco Company ("RJR"), B&W, Lorillard Tobacco Company ("Lorillard") and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. The proposals are currently being reviewed by the White House, Congress and various public interest groups. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett.

         On March 20, 1997, RJR, Philip Morris, B&W, and Lorillard obtained a temporary restraining order from a North Carolina state court preventing Liggett and BGL and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court on April 9, 1997. This ruling is currently on appeal by Liggett and BGL. On June 5, 1997, the North Carolina Supreme Court denied Liggett's Motion to Stay the case pending appeal. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

         Liggett understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. Liggett was a sponsor of The Council for Tobacco Research - USA, Inc. at one time. Liggett is unable, at this time, to predict the outcome of this investigation.

         In March 1996, Liggett received a subpoena from a Federal grand jury sitting in the Southern District of New York. Documents have been produced in response to the subpoena. Liggett understands that this investigation has been transferred to the main office of the United States Department of Justice. In addition, in May 1996, Liggett was served with a subpoena by a grand jury sitting in the District of Columbia, to which Liggett has responded by producing documents. Liggett was also served with a subpoena from the District
of Columbia grand jury in July, 1997.    Liggett is in the process of
responding to that subpoena.   Liggett is unable, at this time, to predict the
outcome of these investigations.

         The Antitrust Division of the United States Department of Justice investigation into the United States tobacco industry activities in connection with product development efforts regarding "fire-safe" or self-extinguishing cigarettes has been concluded. No action by the Department of Justice was taken.

         On March 15, 1996, an action entitled Spencer J. Volk v. Liggett Group Inc. was filed in the United States District Court for the Southern District of New York, Case No. 96-CIV-1921, wherein the plaintiff, who was formerly employed as Liggett's President and Chief Executive Officer, seeks recovery of certain monies allegedly owing by Liggett to him for long-term incentive compensation. At a September 19, 1996 hearing, the court dismissed the plaintiff's alternate claim for recovery under a fraud theory and by order dated March 10, 1997, the court dismissed the balance of plaintiff's claims. Plaintiff has appealed the verdict.

         Litigation is subject to many uncertainties, and it is possible that some of the aforementioned actions could be decided unfavorably against Liggett. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Liggett is unable to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

         There are several other proceedings, lawsuits and claims pending against Liggett unrelated to product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations or cash flows.

         Liggett is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending
against Liggett.   It is possible that Liggett's  financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation.

         Legislation and Regulation

         On August 28, 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. The FDA's stated objective and focus for its initiative is to limit access to cigarettes by minors by measures beyond the restrictions either mandated by existing federal, state and local laws or voluntarily implemented by major manufacturers in the industry. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The four major cigarette manufacturers and the FDA have filed notices of appeal. Liggett and BGL support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Attorneys General settlements above.

         In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. On February 7, 1997, the United States District Court for the District of Massachusetts denied an attempt to block the new legislation on the ground that it is preempted by federal law. Liggett and BGL support this proposed legislation.

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

         On February 20, 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett.

         In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995. OSHA has not yet issued a final rule or a proposed revised rule. While Liggett cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

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

         As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002.

         Liggett has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. Liggett's current operations are conducted in accordance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

         In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time, Liggett is not able to evaluate.


9.       Related Party Transactions

         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat Ltd.'s ("Liggett-Ducat") tobacco operations from BOL, an indirect subsidiary of BGL, for $2,100. Liggett-Ducat, which produces cigarettes in Russia, manufactured and marketed 11.4 billion cigarettes in 1996. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee is
to be credited against the purchase price.   In addition, as part of the same
transaction, Liggett had the right on or before June 30, 1997 to acquire from BOL for $2,200 another ten-year option on the same terms to purchase the remaining shares of Liggett-Ducat (an additional 33%). On March 13, 1997, Liggett acquired this option and paid BOL $2,000, and recorded a payable to BOL for the remaining $0.2 million. Liggett accounts for its investment in Liggett-Ducat under the equity method of accounting. Liggett's equity in the net income of Liggett-Ducat amounted to $185 for the six months ended June 30, 1997. The excess of the cost of the option over carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit.

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


10.      Restructuring Charges

         In the first half of 1997, the Company reduced its headcount by 114 full-time positions and recorded a $1,831 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. Approximately $285 in restructuring charges will be funded in subsequent years. The Company expects to continue its cost reduction programs.

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                     June 30,              December 31,
                                                                       1997                    1996
                                                                       ----                    ----
                                     ASSETS

Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     10                $      -

Office equipment  . . . . . . . . . . . . . . . . . . . . . .               1                       2

Trademarks, at cost, less accumulated amortization of
    $18,144 and $17,294, respectively . . . . . . . . . . . .           2,269                   3,119
                                                                     --------                --------

              Total assets  . . . . . . . . . . . . . . . . .        $  2,280                $  3,121
                                                                     ========                ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Federal income taxes currently payable to parent  . . . . . .        $     74                $      -

Dividends payable . . . . . . . . . . . . . . . . . . . . . .           1,127                   4,623

Cash overdraft  . . . . . . . . . . . . . . . . . . . . . . .               -                      92

Other current liabilities . . . . . . . . . . . . . . . . . .               3                      19

Deferred income taxes . . . . . . . . . . . . . . . . . . . .             794                   1,092
                                                                     --------                --------

              Total liabilities . . . . . . . . . . . . . . .           1,998                   5,826
                                                                     --------                --------

Stockholder's equity (deficit):
   Common stock (par value $1.00 per share; authorized,
        issued and outstanding 100 shares) and contributed
        capital . . . . . . . . . . . . . . . . . . . . . . .          49,148                  46,548

   Receivables from parent:
        Note receivable - interest at 14%, due no sooner
           than February 1, 1999  . . . . . . . . . . . . . .         (44,520)                (44,520)
        Other . . . . . . . . . . . . . . . . . . . . . . . .          (4,346)                 (4,733)
                                                                     --------                --------

              Total stockholder's equity (deficit)  . . . . .             282                  (2,705)
                                                                     --------                --------

              Total liabilities and stockholder's equity
                (deficit) . . . . . . . . . . . . . . . . . .        $  2,280                $  3,121
                                                                     ========                ========


                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)



                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                           ---------------------         ---------------------
                                                            1997           1996           1997           1996
                                                           ------         ------         ------         ------
Revenues:
     Royalties - parent . . . . . . . . . . . .            $1,761         $2,437         $3,306         $4,150
     Interest - parent  . . . . . . . . . . . .             1,576          1,577          3,153          3,153
                                                           ------         ------         ------         ------
                                                            3,337          4,014          6,459          7,303

Expenses:
     Amortization of trademarks . . . . . . . .               425            425            851            851
     Miscellaneous, net . . . . . . . . . . . .                27             35             64             58
                                                           ------         ------         ------         ------

          Income before income taxes  . . . . .             2,885          3,554          5,544          6,394

Income tax provision  . . . . . . . . . . . . .               458          1,244            837          2,238
                                                           ------         ------         ------         ------

          Net income  . . . . . . . . . . . . .            $2,427         $2,310         $4,707         $4,156
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

                               EVE HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 -----------------------
                                                                                   1997            1996
                                                                                 ------           ------
Cash flows from operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $4,707           $4,156
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .             851              851
        Deferred income taxes . . . . . . . . . . . . . . . . . . . . .            (298)            (298)
    Changes in assets and liabilities:
        Federal income taxes currently payable to parent  . . . . . . .              74              (29)
        Other current liabilities . . . . . . . . . . . . . . . . . . .             (16)               -
                                                                                 ------           ------

           Net cash provided by operating activities .. . . . . . . . .           5,318            4,680
                                                                                 ------           ------

Cash flows from financing activities:
    Dividends/capital distributions . . . . . . . . . . . . . . . . . .          (5,603)          (4,658)
    Decrease (increase) in due from parent  . . . . . . . . . . . . . .             387              (22)
    Decrease in cash overdraft  . . . . . . . . . . . . . . . . . . . .             (92)               -
                                                                                 ------           ------

           Net cash used in financing activities  . . . . . . . . . . .          (5,308)          (4,680)
                                                                                 ------           ------

Net increase in cash  . . . . . . . . . . . . . . . . . . . . . . . . .              10                -

Cash:
    Beginning of period . . . . . . . . . . . . . . . . . . . . . . . .               -                8
                                                                                 ------           ------

    End of period . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   10           $    8
                                                                                 ======           ======
Supplemental cash flow information:
    Payments of income taxes through receivable from parent . . . . . .          $1,060           $2,314
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .              32                -
    Dividends/capital distributions declared but not paid . . . . . . .           1,127            2,176





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


2.       Summary of Significant Accounting Policies

a.       Going Concern

         The accompanying financial statements have been prepared assuming that Eve will continue as a going concern. Eve's revenues are comprised solely of royalties and interest income from Liggett. In addition, Eve holds a note receivable from Liggett for $44,520 due no sooner than February 1, 1999. Liggett had a working capital deficiency of $78,481 and a net capital deficiency of $178,660 as of June 30, 1997, is highly leveraged and has substantial near-term debt service requirements. These matters raise substantial doubt about Eve and Liggett meeting their liquidity needs and their ability to continue as going concerns.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $178,660 and a working capital deficiency of $78,481 as of June 30, 1997, is highly leveraged and has substantial near-term debt
service requirements.   Due to the many risks and uncertainties associated with
the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of certain debt covenants, and if the lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         Further, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400, and the Facility expires on March 8, 1998 unless extended by its
lenders.   Based on Liggett's net loss for 1996 and anticipated 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. While Liggett is currently in negotiations with its note holders to restructure the terms of the Liggett Notes and, with its lenders, to extend the Facility, there are no commitments to restructure the Liggett Notes or to extend the Facility at this time, and no assurances can be given in this regard. Pending completion of the negotiations, Liggett has postponed making the interest payment of approximately $9,700 for the Liggett Notes due on August 1, 1997. The indenture governing the Liggett Notes provides for a 30-day grace period before the failure to pay interest will be an event of default. The failure to pay interest on the Liggett Notes would permit the lenders under the Facility to cease making further advances. While the lenders have continued to make such advances, and management currently anticipates that they will continue to do so, no assurances can be given in this regard. If Liggett is unable to restructure the terms of the Liggett Notes, extend the Facility, or otherwise make all payments thereon within the applicable grace periods, substantially all of its long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern. (See "Capital Resources and Liquidity" below).

RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. On March 7, 1997, R. J. Reynolds Tobacco Company ("RJR") initiated another list price increase on all brands of $.40 per carton (approximately 4%). Brown & Williamson Tobacco Corporation ("B&W"), Lorillard Tobacco Company ("Lorillard") and Liggett have matched this increase, and, on March 21, 1997, Philip Morris Incorporated. ("Philip Morris") announced a price increase of $.50 per carton. Subsequently, Liggett and the other manufacturers matched Philip Morris' price increase.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of June 30, 1997, there were 145 individual suits, 29 class actions or actions where class certification has been sought and 32 state (and several municipality) Medicaid reimbursement actions pending in the United States in which Liggett is a named defendant and has been served. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political and legal decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 8 to Liggett's Consolidated Financial Statements for a description of legislation, regulation and litigation.

         The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. Plaintiffs also seek punitive damages in many of these cases. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

         The claims asserted in the Medicaid recovery actions vary. All plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

         SETTLEMENTS. On March 12, 1996, Liggett, together with BGL, entered into an agreement to settle the Castano class action tobacco litigation, and on March 15, 1996, Liggett, together with BGL, entered into an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and BGL by such states. Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed FDA regulations and to phase in compliance with certain of the proposed interim FDA regulations.

         Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if BGL or Liggett fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. BGL and Liggett have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

         On March 14, 1996, Liggett, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the Castano settlement or, if earlier, the completion by BGL or Liggett of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay Liggett $250,000 within 30 days of the more favorable agreement and offer BGL and Liggett the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by Liggett in accordance with its terms, Liggett and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If Liggett or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party.

         Under the Attorneys General settlement, the states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due sixty days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by Liggett or BGL with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if Liggett or BGL fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

         On March 20, 1997, Liggett, together with BGL, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, settlements were entered into with several other Attorneys General. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, and upon court approval, the nationwide class.

         As of June 30, 1997, settlements with 25 Attorneys General were reached, including the Attorneys General of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin. BGL's and Liggett's previous settlements on March 15, 1996 with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remain in full force and effect.

         The settlement with the nationwide class covers all smoking-related claims. On March 20, 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al. v Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The West Virginia court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class.

         In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, court approval will be obtained. There are no opt out provisions in this settlement, except for Medicaid claims by states that are not party to the Attorneys General settlements.

         Pursuant to the settlements, Liggett and BGL agreed to cooperate fully with the Attorneys General and the nationwide class in their respective
lawsuits against the tobacco industry.   Liggett and BGL agreed to provide to
these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections. The Attorneys General and the nationwide class have agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

         Under the terms of the new settlement agreements, Liggett will pay on an annual basis 25% of its pretax income for the next 25 years into a settlement fund, commencing with the first full fiscal year starting after the date of the agreements. Monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. Liggett also agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present.

         Under both settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlement agreements, would receive certain settlement benefits, including limitations on potential liability and not having to post a bond to appeal any future adverse judgment. In addition, within 120 days following such a combination, Liggett would be required to pay the settlement fund $25,000. Both the Attorneys General and the nationwide class have agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning off any of its affiliates which are not engaged in the domestic tobacco business.

         Liggett and BGL are also entitled to certain "most favored nation" benefits not available to the other defendant tobacco companies. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the Attorneys General and tobacco plaintiffs agreed to use their "best efforts" to ensure that Liggett's and BGL's liability under such a plan should be no more onerous than under these new settlements. See "Other Matters" below.

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the initial Attorneys General settlement and no additional amounts have been accrued with respect to the recent settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. See the discussions of the tobacco litigation settlements appearing in Note 8 to Liggett's Consolidated Financial Statements.

         OTHER MATTERS. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. The proposals are currently being reviewed by the White House, congress and various public interest groups. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of Liggett.


RESULTS OF OPERATIONS

1997 Restructuring

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

         During the first half of 1997, the Company reduced its headcount by approximately 114 full-time positions and recorded a $1,831 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the restructuring relate primarily to reduced payroll and benefits expenses in future periods.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Net sales were $78,142 for the three months ended June 30, 1997 compared to $113,286 for the same period in 1996. This 31.0% decrease in revenues was due primarily to a 38.3% decrease in overall unit sales volume, partially offset by the effects of the March 7, 1997 list price increase (see "Recent Developments in the Cigarette Industry - Pricing Activity"). The decline in unit sales volume was comprised of declines within the premium segment of 32.9% and discount segment (which includes generic, control label and branded discount products) of 36.2%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Gross profit was $41,928 for the three months ended June 30, 1997, a decrease of $18,825 from $60,753 for the same period in 1996 due primarily to
the decline in unit sales volume discussed above.   As a percent of revenues
(excluding federal excise taxes), gross profit decreased to 71.1% for the three months ended June 30, 1997 compared to 72.5% for the same period in 1996.
This decrease is the result of increased tobacco costs due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March 1997 list price increase.

         Operating income decreased to $4,428 for the three months ended June 30, 1997 from $5,468 for the same period in 1996 due primarily to the decline in unit sales volume discussed above, partially offset by lower promotion and marketing expenses, and reduced administrative charges resulting from the 1997 restructuring discussed above.

         Net interest expense was $5,927 for the three months ended June 30, 1997 compared to $5,993 for the same period in 1996.

         Net income amounted to $1,122 for the three months ended June 30, 1997 compared to $3,185 for the same period in 1996. This decline in net income was primarily the result of the timing of income gained from the sale of assets, offset by an increase in equity in income from an affiliate.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Net sales were $144,443 for the six months ended June 30, 1997 compared to $191,774 for the same period in 1996. This 24.7% decrease in revenues was due primarily to a 31.5% decrease in overall unit sales volume, partially offset by the effects of the March 7, 1997 list price increase (see "- Recent Developments in the Cigarette Industry - Pricing Activity"). The decline in unit sales volume was comprised of declines within the premium segment of 24.8% and discount segment (which includes generic, control label and branded discount products) of 30.6%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Gross profit was $77,970 for the six months ended June 30, 1997, a decrease of $24,979 from $102,949 for the same period in 1996 due primarily to
the decline in unit sales volume discussed above.   As a percent of revenues
(excluding federal excise taxes), gross profit decreased to 71.9% for the six months ended June 30, 1997 compared to 73.0% for the same period in 1996. This decrease is the result of increased tobacco costs due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March 1997 list price increase.

         Operating income decreased to $4,786 for the six months ended June 30, 1997 from $5,546 for the same period in 1996 due primarily to the decline in unit sales volume discussed above, restructuring charges, as well as higher legal expenses, partially offset by lower promotion and marketing expenses, and administrative charges resulting from the 1997 restructuring discussed above.

         Net interest expense was $11,910 for the six months ended June 30, 1997 compared to $11,849 for the same period in 1996. This increase in interest expense was due to higher average outstanding balances under the revolving credit facility, partially offset by the redemption of $7,500 Series B Notes in February 1997.

         Net income amounted to $18 for the six months ended June 30, 1997 compared to a net loss of $2,605 for the same period in 1996. This reduction in net loss was primarily the result of a gain of $3,994 on the sale of assets and a gain of $2,963 on the retirement of debt.

CAPITAL RESOURCES AND LIQUIDITY

         Cash used in operations was $1,035 for the six months ended June 30, 1997 compared to $760 for the same period in 1996 due primarily to a decrease in accrued expenses.

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

         Cash used in investing activities for the six months ended June 30, 1997 related primarily to investments in the purchase of an option in affiliate of approximately $2,200 in 1997 and to capital expenditures of approximately $2,484 in 1996. For the first six months of 1997, capital expenditures totaled approximately $1,086, primarily for production facilities and further equipment modernization, and anticipated spending for the remainder of the year is projected at $1,250. These expenditures are expected to be funded with cash flow from operations, borrowings under the Facility and proceeds from the sale of certain surplus production equipment to Brooke (Overseas) Ltd. and surplus realty to Blue Devil Ventures.

         Cash provided by financing activities for the six months ended June 30, 1997 and 1996 of $84 and $481, respectively, resulted primarily from net borrowings under the Facility, offset in 1997 by repayment of long-term debt.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $209 based upon eligible collateral at June 30, 1997. The Facility is collateralized by all
inventories and receivables of the Company.   Borrowings under the Facility,
whose interest is calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate of 8.25%, bore a rate of 9.75% on March 31, 1997. On April 1, 1997, Philadelphia National Bank raised its prime rate to 8.5%, thereby increasing Liggett's interest rate to 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $180,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement). The Facility is classified as short-term debt as of March 31, 1997, as it becomes due on March 8, 1998, unless extended by the lender. As discussed below, Liggett is currently in negotiations to extend the Facility.

         During the first quarter of 1997, the Company violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Liggett Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Liggett Notes; (ii) the maximum permitted working capital deficit, as defined, was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and
(iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent.

         On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). From the proceeds of $148,244, net of an original issue discount, $144,054 was dividended to BGLS (which reduced stockholder's equity) and $4,190 was paid as financing fees. Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. The Liggett Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of the Company. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At June 30, 1997, the Company was in compliance with all covenants under the Liggett Notes indenture.

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

         As discussed above, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400, and the Facility expires on March 8, 1998 unless extended
by the lenders.   Based on Liggett's net loss for 1996 and anticipated 1997
operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. While Liggett is currently in negotiations with its note holders to restructure the terms of the Liggett Notes and, with its lenders, to extend the Facility, there are no commitments to restructure the Liggett Notes or to extend the Facility at this time, and no assurances can be given in this regard. Pending completion of the negotiations, Liggett has postponed making the interest payment of approximately $9,700 for the Liggett Notes due on August 1, 1997. The indenture governing the Liggett Notes provides for a 30-day grace period before the failure to pay interest will be an event of default.

         The failure to pay interest on the Liggett Notes would permit the lenders under the Facility to cease making further advances. While the lenders have continued to make such advances, and management currently anticipates that they will continue to do so, no assurances can be given in this regard. If Liggett is unable to restructure the terms of the Liggett Notes, extend the Facility, or otherwise make all payments thereon within the applicable grace periods, substantially all of its long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt.
In such event, the Company may be forced to seek protection from creditors under applicable laws. The Company's independent accountants have issued a report covering the Company's December 31, 1996 consolidated financial statements containing an explanatory paragraph that states that these facts raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements of the Company do not include any adjustments that might arise from the outcome of this
uncertainty.   See Note 1 of the Company's consolidated financial statements.

         BGLS Inc. or its affiliates may from time to time, based on current market conditions, purchase Liggett Notes in the open market or in privately negotiated transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report and in other filings with the Securities and Exchange Commission and in its reports to securityholders which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, decline in consumption, governmental and grand jury investigations and litigation. Furthermore, the Company is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, a mandatory principal redemption of $37,500 on the Liggett Notes due February 1, 1998 and a payment at maturity of the Liggett Notes of $107,400 on February 1, 1999, as well as a significant net worth deficiency and working capital deficiency and recent net losses, and is highly dependent upon its revolving credit facility which expires in March 1998, unless extended by its lenders. See "Capital Resources and Liquidity" for a discussion of certain matters which raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern. The Liggett Notes and the Facility contain restrictions on the Company's ability to incur additional debt, grant liens, enter into any new agreements with affiliates and declare or pay cash dividends, among others. Due to such uncertainties and risks, investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          PART II  - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to information entitled "Contingencies" in Note 8 to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a).     Exhibits

    *    10.30    Class Settlement Agreement, dated May 15, 1997, by and between the named and representative plaintiff in Earl William Walker, et al. v. Liggett Group Inc. et. al., for himself and on behalf of the plaintiff settlement class, and Brooke Group Ltd. and Liggett Group Inc.
                  (incorporated by reference to exhibit 10.1 in BGL's Form 10-Q for the quarterly period ended
                  June 30, 1997).

         27.1     Liggett Group Inc.'s Financial Data Schedule (for SEC use only)

         27.2     Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)


(b).     Reports on Form 8-K

         During the second quarter of 1997, the Company filed a Current Report on Form 8-K, dated June 11, 1997, concerning items 5 and 7 (no financial statements were included therewith).



------------

* Incorporated by reference

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on August 19, 1997.



                                   LIGGETT GROUP INC.


                                   By:   /s/ Samuel M. Veasey
                                         ---------------------------------------
                                         Samuel M. Veasey
                                         Senior Vice President,  Chief
                                           Financial Officer and Treasurer
                                         (Principal Financial and Principal
                                         Accounting Officer)


                                   EVE HOLDINGS INC.


                                   By:   /s/ Joselynn D. Van Siclen
                                         ---------------------------------------
                                         Joselynn D. Van Siclen
                                         Vice President, Treasurer and Assistant
                                         Secretary (Principal Financial and
                                         Principal Accounting Officer)