Form 10-Q
period 1997-09-30
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1997-11-14
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

As of November 14, 1997 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                     INDEX



                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

         Liggett Group Inc.:
         -------------------

           Consolidated Balance Sheets as of September 30, 1997 and
             December 31, 1996 ..............................................  3
           Consolidated Statements of Operations for
             the three and nine months
             ended September 30, 1997 and 1996 ..............................  5
           Consolidated Statement of Stockholder's Equity (Deficit) for
             the nine months ended September 30, 1997 .......................  6
           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1997 and 1996 ..............................  7
           Notes to Consolidated Financial Statements .......................  8

         Eve Holdings Inc.:
         -----------------

           Balance Sheets as of September 30, 1997 and December 31, 1996 .... 20
           Statements of Operations for the three and nine months ended
             September 30, 1997 and 1996 .................................... 21
           Statements of Cash Flows for the nine months ended September 30,
             1997 and 1996 .................................................. 22
           Notes to Financial Statements .................................... 23

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................ 25



PART II   OTHER INFORMATION


Item 1. Legal Proceedings ................................................... 34

Item 6. Exhibits and Reports on Form 8-K .................................... 34


SIGNATURES .................................................................. 35


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                               LIGGETT GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                  September 30,  December 31,
                                                                     1997           1996
                                                                     ----           ----

                                     ASSETS

Current assets:
  Accounts receivable:
    Trade, less allowances of $1,044 and
      $1,280, respectively .................................        $11,001        $19,316
    Other ..................................................            788            744

  Inventories ..............................................         37,793         50,122

  Other current assets .....................................            996          1,205
                                                                    -------        -------
      Total current assets .................................         50,578         71,387

Property, plant and equipment, at cost, less accumulated
  depreciation of $28,852 and $29,511, respectively ........         17,288         18,705

Intangible assets, at cost, less accumulated amortization
  of $18,679 and $17,388, respectively .....................          2,040          3,327

Other assets and deferred charges, at cost, less accumulated
  amortization of $8,620 and $7,410, respectively ..........          3,292          4,258
                                                                    -------        -------
      Total assets .........................................        $73,198        $97,677
                                                                    =======        =======

                                  (continued)

                               LIGGETT GROUP INC.

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                 September 30,  December 31,
                                                                     1997           1996
                                                                     ----           ----

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


Current liabilities:
   Current maturities of long-term debt ....................        $37,391       $ 31,807
   Cash overdraft ..........................................          1,422              6
   Accounts payable:
      Trade ................................................          5,893         14,979
      Affiliates ...........................................          2,482            216
   Accrued expenses:
      Promotional ..........................................         31,372         33,666
      Compensation and related items .......................            874            682
      Taxes, principally excise taxes ......................          1,688          7,565
      Estimated allowance for sales returns ................          5,000          5,000
      Interest .............................................          3,240          8,435
      Other ................................................          8,508          9,380
                                                                    -------       --------

         Total current liabilities .........................         97,870        111,736

Long-term debt, less current maturities ....................        138,542        144,698

Non-current employee benefits and other liabilities ........         16,797         17,721

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):
  Redeemable preferred stock (par value $1.00 per share;
   authorized 1,000 shares; no shares issued and out-
   standing)
  Common stock (par value $0.10 per share; authorized
   2,000 shares; issued and outstanding 1,000 shares)
   and contributed capital .................................         47,640         49,840
  Accumulated deficit ......................................       (227,651)      (226,318)
                                                                    -------       --------

         Total stockholder's deficit .......................       (180,011)      (176,478)
                                                                    -------       --------

         Total liabilities and stockholder's equity (deficit)       $73,198       $ 97,677
                                                                    =======       ========

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)




                                                      Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                     -------------------   --------------------
                                                       1997       1996        1997       1996
                                                     --------  ---------   ---------  ---------
Net sales* ....................................      $ 79,368  $ 101,125   $ 223,811  $ 292,899

Cost of sales* ................................        35,971     45,614     102,444    134,439
                                                     --------  ---------   ---------  ---------

      Gross profit ............................        43,397     55,511     121,367    158,460

Selling, general and administrative expenses...        38,721     51,709     110,061    148,357

Restructuring .................................            95        425       1,926      1,180
                                                     --------  ---------   ---------  ---------
      Operating income ........................         4,581      3,377       9,380      8,923

Other income (expense):
   Interest income ............................            --         23          60         23
   Interest expense ...........................        (5,950)    (5,982)    (17,920)   (17,831)
   Equity in income (loss) of affiliate .......           321       (740)        506       (740)
   Sale of assets .............................          (302)        --       3,692      3,698
   Retirement of debt .........................            --         --       2,963         --
   Miscellaneous, net .........................            (1)        --         (14)        --
                                                     --------  ---------   ---------  ---------

      Net loss before income taxes ............        (1,351)    (3,322)     (1,333)    (5,927)

Income tax provision ..........................            --      3,800          --      3,800
                                                     --------  ---------   ---------  ---------

      Net loss ................................      $ (1,351) $  (7,122)  $  (1,333) $  (9,727)
                                                     ========  =========   =========  =========





*Net sales and cost of sales include federal excise taxes of $19,250, $26,074, $55,263, and $76,758, respectively.






                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                  (Unaudited)
                             (Dollars in thousands)



                                                              Common
                                                             Stock and                               Total
                                                            Contributed        Accumulated        Stockholder's
                                                              Capital            Deficit             Deficit
                                                            -----------        -----------        -------------
Balance at December 31, 1996 .......................          $49,840          $(226,318)          $(176,478)

  Net loss .........................................               --             (1,333)             (1,333)
  Consideration for option to acquire affiliate
    stock in excess of its net assets (Note 10) .....          (2,200)                --              (2,200)
                                                              -------          ---------           ---------
Balance at September 30, 1997 ......................          $47,640          $(227,651)          $(180,011)
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

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                              1997                 1996
                                                                              ----                 ----

Cash flows from operating activities:
  Net loss ......................................................          $  (1,333)          $  (9,727)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
    Depreciation and amortization ...............................              5,180               6,071
    Deferred income taxes .......................................                                  3,800
    Gain on sale of property, plant and equipment ...............             (3,692)             (3,698)
    Gain on retirement of notes .................................             (2,963)                 --
    Deferred finance charges and debt discount written off ......                130                  --
    Equity in income of affiliate ...............................               (506)                740
  Changes in assets and liabilities:
    Accounts receivable .........................................              8,271               5,537
    Inventories .................................................             12,329               3,977
    Accounts payable ............................................             (6,864)               (261)
    Accrued expenses ............................................            (13,526)             (6,141)
    Non-current employee benefits ...............................               (434)               (246)
    Other, net ..................................................             (1,336)               (914)
                                                                           ---------           ---------
    Net cash used in operating activities .......................             (4,744)               (862)

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment ...........              4,589               4,415
  Capital expenditures ..........................................             (1,282)             (2,983)
  Purchase of an option in affiliate ............................             (2,200)             (5,500)
                                                                           ---------           ---------
    Net cash provided by (used in) investing activities .........              1,107              (4,068)

Cash flows from financing activities:
  Repayments of long-term debt ..................................             (4,721)               (191)
  Borrowings under revolving credit facility ....................            209,822             264,473
  Repayments under revolving credit facility ....................           (202,880)           (254,963)
  Deferred finance charges                                                       --                  (18)
  Increase (decrease) in cash overdraft .........................              1,416              (3,761)
                                                                           ---------           ---------
    Net cash provided by financing activities ...................              3,637               5,540

Net increase in cash and cash equivalents .......................                  0                 610
Cash and cash equivalents:
  Beginning of period ...........................................                  0                   0
                                                                           ---------           ---------
  End of period .................................................          $       0           $     610
                                                                           =========           =========

Supplemental cash flow information:
  Cash payments during the period for:
  Interest ......................................................          $  22,616           $  22,400
  Income taxes ..................................................          $     118           $     129

                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

1.   The Company

     Liggett Group Inc. ("Liggett" or the "Company") is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke Group Ltd. ("BGL"). Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Certain management and administrative functions are performed by affiliates. (See Note 10.)

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $180,011 as of September 30, 1997, is highly leveraged and has substantial near-term debt service requirements. (See Note 7). Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

     As of September 30, 1997, the current maturities of the Liggett Notes of $37,391 (net of unamortized discount) contribute substantially to the working capital deficit of approximately $47,292. Further, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400. In November 1997, the Facility was extended for an additional year until March 8, 1999.

     While the Company has engaged in negotiations with its note holders to restructure the terms of the Liggett Notes, there are no commitments to restructure the Liggett Notes, and no assurances can be given in this regard. Based on the Company's net loss for 1996 and anticipated 1997 operating results, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. During such negotiations, the Company postponed making the interest payment of approximately $9,700 due on August 1, 1997 on the Liggett Notes. On August 29, 1997, the Facility was amended to permit the Company to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the Liggett note holders. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lenders.

     If the Company is unable to restructure the terms of the Liggett Notes, or otherwise make all payments thereon, substantially all of its long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, the Company may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.   Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include allowance for doubtful accounts, sales returns and allowances, actuarial assumptions of pension plans and litigation and defense costs. Actual results could differ from those estimates.


3.   Per Share Data

     All of the Company's common shares (1,000 shares, issued and outstanding for all periods presented herein) are owned by BGLS. Accordingly, earnings and dividends per share data are not presented in these consolidated financial statements.


4.   Sale of Assets

     On April 29, 1996, Liggett executed a definitive agreement (as amended) with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty in Durham, North Carolina, for a sale price of $2,200. The net book value of those assets ($309) for which the agreement was signed was classified as current assets on the Company's Consolidated Balance Sheet as of December 31, 1996. The transaction closed on March 11, 1997. A gain of $1,147 was recognized, net of costs required to prepare the properties for sale and selling costs. (See Note 10 for sales to affiliates.)


5.   Inventories

     Inventories consist of the following:

                                                     September 30,    December 31,
                                                         1997             1996
                                                         ----             ----
     Finished goods .........................          $ 13,103        $ 15,304
     Work-in-process ........................             3,951           4,382
     Raw materials ..........................            23,543          31,338
     Replacement parts and supplies .........             3,605           3,554
                                                       --------        --------

     Inventories at current cost ............            44,202          54,578

     LIFO adjustment ........................            (6,409)         (4,456)
                                                       --------        --------

     Inventories at LIFO cost ...............          $ 37,793        $ 50,122
                                                       ========        ========

     The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $12,207 at September 30, 1997.


6.   Property, Plant and Equipment


     Property, plant and equipment consists of the following:

                                               September 30,      December 31,
                                                   1997               1996
                                                   ----               ----

     Land and improvements ............          $    455           $    455
     Buildings ........................             6,150              5,848
     Machinery and equipment ..........            39,535             41,913
                                                 --------           --------

     Property, plant and equipment ....            46,140             48,216

     Less accumulated depreciation ....           (28,852)           (29,511)
                                                 --------           --------

     Property, plant and equipment, net          $ 17,288           $ 18,705
                                                 ========           ========

7.   Long-Term Debt


     Long-term debt consists of the following:

                                                    September 30,  December 31,
                                                        1997          1996
                                                        ----          ----
     11.5% Senior Secured Notes due
      February 1, 1999, net of unamortized
      discount of $254 and $424, respectively ....    $ 112,358     $ 119,688
     Variable Rate Series C Senior Secured
      Notes due February 1, 1999 .................       32,279        32,279
     Borrowings outstanding under revolving credit
       facility ..................................       31,214        24,272
     Other .......................................           82           266
                                                      ---------     ---------
                                                        175,933       176,505

     Current portion .............................      (37,500)      (31,807)
     Unamortized discount, current portion .......          109             0
                                                      ---------     ---------
     Amount due after one year ...................    $ 138,542     $ 144,698
                                                      =========     =========

     Senior Secured Notes

     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of the Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of the Company, excluding inventories and receivables. Eve is a guarantor for the Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of the Company. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

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

     Revolving Credit Facility

On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $2,809 based upon eligible collateral at September 30, 1997. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $180,000 as computed in accordance with the agreement, this computation is currently $173,602) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement, this computation is currently $3,492). The Company is currently in compliance with these covenants.

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

     The Company has engaged in negotiations with a committee composed of a majority of its note holders to restructure the terms of the Liggett Notes. During such negotiations, the Company postponed making the interest payment of approximately $9,700 due on August 1, 1997 on the Liggett Notes. On August 29, 1997, the Facility was amended to permit the Company to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the Liggett note holders. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lenders. In November 1997, the Facility was extended until March 8, 1999. The balance on the Facility, $31,214, was reclassified from current to long-term debt as of September 30, 1997. For information concerning Liggett's substantial near-term debt service requirements and other related matters, see Note 1.

8.   Contingencies

     Tobacco-Related Litigation

     OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or BGL). There has been a noteworthy increase in the number of cases pending against both Liggett and the other tobacco companies. The cases generally fall into three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"), (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions") and (iii) health care cost recovery actions brought by state and local governments, although recently several health care cost recovery actions have been commenced on behalf of other third-party payors including asbestos manufacturers, unions and taxpayers ("Attorneys General Actions"). As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have ended. The future financial impact on Liggett of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

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

     INDIVIDUAL ACTIONS. As of September 30, 1997, there were 218 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 103 are pending in the State of Florida, 62 are pending in the State of New York and 19 are pending in the State of Texas. The balance of individual cases are pending in 15 states. Of the 218 individual cases, there are five cases pending where Liggett is the only named defendant.

     The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

     On September 10, 1993, an action entitled Sackman v. Liggett Group Inc., United States District Court, Eastern District of New York, was filed against Liggett alleging as injury lung cancer. On October 6, 1997, the parties settled this matter.

     CLASS ACTIONS. As of September 30, 1997, there were 39 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, Fletcher, et al. v. Brooke Group Ltd., et al. and Walker, et al. v. Liggett Group Inc., et al. have been settled, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

     On October 31, 1991, an action entitled Broin, et al. v. Philip Morris Incorporated, et al., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On October 10, 1997, the other major tobacco companies settled this matter, subject to a fairness hearing, which settlement would provide for a full release on behalf of Liggett and BGL.

     On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. On February 17, 1995, the District Court granted plaintiffs' motion for class certification. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995, order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint.

     ATTORNEYS GENERAL ACTIONS. As of September 30, 1997, 38 state Attorneys General actions were filed and served on Liggett and BGL. As more fully discussed below, Liggett has reached settlements in 26 of these actions. As of September 30, 1997, there were 18 additional third-party payor actions pending. In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

     SETTLEMENTS. On March 12, 1996, Liggett and BGL entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement. Liggett and BGL have the right to terminate the Castano settlement under certain circumstances. On March 14, 1996, BGL, the Castano Plaintiffs legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the Castano settlement or, if earlier, the completion by Liggett or BGL of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay BGL $250,000 within 30 days of the more favorable agreement and offer Liggett and BGL the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by BGL in accordance with its terms, BGL and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If BGL or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On September 6, 1996, shortly after the class was decertified, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

     On March 15, 1996, Liggett and BGL entered into a settlement of tobacco-related litigation with the Attorneys General of Florida, Louisiana, Mississippi, West Virginia and Massachusetts (the "March 1996 Settlement"). The March 1996 Settlement releases Liggett and BGL from all tobacco-related claims including claims for health case cost reimbursement and claims concerning sales of cigarettes to minors. The March 1996 Settlement provides that additional states which commence similar actions may agree to be bound by the settlement prior to six months from the date thereof (subject to extension of such period by the settling defendants). Certain of the terms of the March 1996 Settlement are summarized below.

     Under the March 1996 Settlement, the five settling states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by Liggett or BGL with another defendant in the lawsuits. In addition, Liggett will be required to pay the settling states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the settling states $5,000 if Liggett or BGL fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the March 1996 Settlement.

     Settlement funds received by the Attorneys General will be used to reimburse the states for smoking-related health care costs. Liggett and BGL also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same basis as provided in the Castano settlement. Liggett and BGL have the right to terminate the March 1996 Settlement with respect to any settling state if any of the remaining defendants in the litigation succeed on the merits in that state's respective Attorney General action. Liggett and BGL may also terminate the March 1996 Settlement if they conclude that too many states have filed Attorney General actions and have not settled such cases with Liggett and BGL.

     At December 31, 1995, Liggett had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlement. No additional amounts have been accrued with respect to the recent settlements discussed below. BGL cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

     On March 20, 1997, Liggett, together with BGL, entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 additional states (the "March 1997 Settlement") and with a nationwide class of individuals and entities that allege smoking-related claims. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the Attorneys General and, upon court approval, the nationwide class.

     As of September 30, 1997, settlements with a total of 26 Attorneys General were reached, including the Attorneys General of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Nevada, New Jersey, New York, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin. The March 1996 Settlement remains in full force and effect. Other states have either recently filed health care cost recovery actions or indicated intentions to do so. Both Liggett and BGL will endeavor to resolve those actions on substantially the same terms and conditions as the March 1997 Settlement; however, there can be no assurance that any such settlements will be completed.

     As mentioned above, on March 20, 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al.
v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997 a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Walker court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

     In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, such court approval will be obtained.

     Pursuant to the above-mentioned settlements, Liggett and BGL agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. Liggett and BGL agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

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

     Under the recent settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlements, would receive certain settlement benefits, including limitations on potential liability for affiliates not engaged in domestic tobacco operations and a waiver of any obligation to post a bond to appeal any future adverse judgment. In addition, within 120 days following any such combination, Liggett would be required to pay the settlement fund $25,000. The settling Attorneys General and the nationwide class have agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning off any affiliate which is not engaged in the domestic tobacco business.

     Liggett and BGL are also entitled to most favored nation treatment in the event any settling Attorney General reaches a settlement with any other defendant tobacco company. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the settling Attorneys General and tobacco plaintiffs agreed to use their "best efforts" to ensure that Liggett's and BGL's liability under such a plan should be no more onerous than under these new settlements.

     IMMINENT TRIALS. Although trial schedules are subject to change, the next case scheduled for trial, where Liggett is a defendant, is State of Minnesota by Hubert H. Humphrey, III, its Attorney General and Blue Cross and Blue Shield of Minnesota v. Philip Morris Incorporated, et al., District Court of the Second Judicial District, Ramsey County, Minnesota, which is scheduled for trial in January, 1998. Liggett settled the claims of the State of Minnesota on March 20, 1997, but still remains a defendant in the case with respect to the State's co-plaintiff, Blue Cross and Blue Shield of Minnesota. In addition, there is one class action, Engle, et al. v. R.J. Reynolds Tobacco Company, et al., Circuit Court, 11th Judicial Circuit, Dade County, Florida and one individual ETS case, Dunn and Wiley v. RJR Nabisco Holdings Corp., et al., Superior Court, Delaware County, Indiana, scheduled for trial in February 1998.

     OTHER MATTERS. On June 20, 1997, Philip Morris Incorporated ("Philip Morris"), R. J. Reynolds Tobacco Company ("RJR"), B&W, Lorillard Tobacco Company ("Lorillard") and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements with the Attorneys General for health care cost recovery actions in Mississippi and Florida. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett.

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

     Liggett understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded. Liggett is unable, at this time, to predict the outcome of this investigation.

     In March 1996, March 1997, July 1997 and October 1997 Liggett and/or BGL received subpoenas from a Federal grand jury in connection with an investigation by the United States Department of Justice, relating to issues raised in testimony provided by tobacco industry executives before Congress and other related matters. Liggett has responded to the March 1996 and March 1997 subpoenas and is in the process of responding to the July and October 1997 subpoenas. Liggett and BGL are unable, at this time, to predict the outcome of this investigation.

     Liggett has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rise to the level of materiality. Liggett's current operations are conducted in material compliance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

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

     There are several other proceedings, lawsuits and claims pending against Liggett unrelated to smoking or tobacco product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations or cash flows.

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

     On September 13, 1995, the President of the United States issued Presidential Proclamation 6821, which established a tariff rate quota ("TRQ") on certain imported tobacco, imposing extremely high tariffs on imports of flue-cured and burley tobacco in excess of certain specified levels, which levels vary by country. Management believes that the TRQ levels are sufficiently high to allow Liggett to operate without material disruption to its business. On February 20, 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under the TRQ should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett.

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

     In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. In November 1997, several bills were introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett and BGL.

     In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time, Liggett is not able to evaluate.


9.   Income Taxes

     During the quarter ended September 30, 1996, Liggett increased its valuation allowance for its deferred tax assets by $3,800 based on its current determination that it is more likely than not that such future tax benefits may not be realized.


10.  Related Party Transactions

     On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat Ltd.'s ("Liggett-Ducat") tobacco operations from Brooke (Overseas) Ltd. ("BOL"), an indirect subsidiary of BGL, for $2,100. Liggett-Ducat produces and markets cigarettes in Russia. Liggett also acquired on that date for $3,400 a ten-year option, exercisable by Liggett in whole or in part, to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. On March 13, 1997, Liggett acquired a second ten-year option to purchase BOL's remaining shares in Liggett-Ducat (an additional 33%) for $2,200 of which $2,049 was paid in cash. Liggett accounted for its investment in Liggett-Ducat under the equity method of accounting. Liggett's equity in the net income of Liggett-Ducat amounted to $506 for the nine months ended September 30, 1997. The excess of the cost of the option over carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit.

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

     Liggett is a party to an agreement dated February 26, 1991, as amended October 1, 1995, with BGL to provide various management and administrative services to the Company in consideration for an annual management fee of $900 paid in monthly installments and annual overhead reimbursements paid in quarterly installments.

     Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $830, $790, $2,489 and $2,370 for the three and nine months ended September 30, 1997 and 1996, respectively. Since April 1994, the Company has leased equipment from BGLS for $50 per month.


11.  Restructuring Charges

     In the first nine months of 1997, the Company reduced its headcount by 123 full-time positions and recorded a $1,926 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. Approximately $285 in restructuring charges will be funded in subsequent years. The Company expects to continue its cost reduction programs.

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                     September 30,       December 31,
                                                                          1997                 1996
                                                                          ----                 ----

                                     ASSETS

Cash ..........................................................          $      6           $     --

Office equipment ..............................................                 1                  2

Trademarks, at cost, less accumulated amortization of
  $18,569 and $17,294, respectively ...........................             1,844              3,119
                                                                         --------           --------

        Total assets ..........................................          $  1,851           $  3,121
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


Federal income taxes currently payable to parent ..............          $     59           $     --

Dividends payable .............................................             1,178              4,623

Cash overdraft ................................................                --                 92

Other current liabilities .....................................                --                 19

Deferred income taxes .........................................               645              1,092
                                                                         --------           --------
        Total liabilities .....................................             1,882              5,826
                                                                         --------           --------
Stockholder's equity (deficit):
  Common stock (par value $1.00 per share; authorized,
    issued and outstanding 100 shares) and contributed
    capital ...................................................            50,448             46,548

Receivables from parent:
  Note receivable - interest at 14%, due no sooner
    than February 1, 1999 .....................................           (44,520)           (44,520)
Other .........................................................            (5,959)            (4,733)
                                                                         --------           --------

        Total stockholder's equity (deficit) ..................               (31)            (2,705)
                                                                         --------           --------

        Total liabilities and stockholder's equity (deficit) ..          $  1,851           $  3,121
                                                                         ========           ========

                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)




                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                          ----------------------      ------------------------
                                            1997          1996          1997           1996
                                          --------      --------      ---------      ---------
Revenues:
  Royalties - parent ..............        $1,830        $2,233        $ 5,137        $ 6,383
  Interest - parent ...............         1,576         1,576          4,729          4,729
                                           ------        ------        -------        -------
                                            3,406         3,809          9,866         11,112
Expenses:
  Amortization of trademarks ......           425           425          1,276          1,275
  Miscellaneous, net ..............            18           227             82            286
                                           ------        ------        -------        -------
    Income before income taxes ....         2,963         3,157          8,508          9,551

Income tax provision ..............           486         1,105          1,323          3,343
                                           ------        ------        -------        -------
    Net income ....................        $2,477        $2,052        $ 7,185        $ 6,208
                                           ======        ======        =======        =======










                  The accompanying notes are an integral part
                         of these financial statements.

                               EVE HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                           -------------
                                                                        1997          1996
                                                                        ----          ----

Cash flows from operating activities:
  Net income ....................................................      $ 7,185       $ 6,208
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................        1,276         1,275
    Deferred income taxes .......................................         (447)         (446)
  Changes in assets and liabilities:
    Federal income taxes currently payable to parent ............           59          (160)
    Other current liabilities ...................................          (19)          200
                                                                       -------       -------

      Net cash provided by operating activities .................        8,054         7,077
                                                                       -------       -------
Cash flows from financing activities:
  Dividends/capital distributions ...............................       (6,730)       (7,521)
  Decrease (increase) in due from parent ........................       (1,226)          442
  Decrease in cash overdraft ....................................          (92)           --
                                                                       -------       -------

      Net cash used in financing activities .....................       (8,048)       (7,079)
                                                                       -------       -------

Net increase in cash ............................................            6            (2)

Cash:
  Beginning of period ...........................................           --             8
                                                                       -------       -------

  End of period .................................................      $     6       $     6
                                                                       =======       =======
Supplemental cash flow information:
  Payments of income taxes through receivable from parent .......      $ 1,710       $ 3,949
  Income taxes ..................................................           32            --
  Dividends/capital distributions declared but not paid .........        1,178         2,052

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


2.   Summary of Significant Accounting Policies

a.   Going Concern

     The accompanying financial statements have been prepared assuming that Eve will continue as a going concern. Eve's revenues are comprised solely of royalties and interest income from Liggett. In addition, Eve holds a note receivable from Liggett for $44,520 due no sooner than February 1, 1999. Liggett had a working capital deficiency of $47,292 and a net capital deficiency of $180,011 as of September 30, 1997, is highly leveraged and has substantial near-term debt service requirements. These matters raise substantial doubt about Eve and Liggett meeting their liquidity needs and their ability to continue as going concerns.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $180,011 and a working capital deficiency of $47,292 as of September 30, 1997, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of certain debt covenants, and if the lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

     Further, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400. Based on Liggett's net loss for 1996 and anticipated 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. While Liggett has engaged in negotiations with its note holders to restructure the terms of the Liggett Notes, there are no commitments to restructure the Liggett Notes, and no assurances can be given in this regard. During such negotiations, Liggett postponed making the interest payment of approximately $9,700 for the Liggett Notes due on August 1, 1997. On August 29, 1997, the Facility was amended to permit the Company to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the Liggett note holders. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lenders. If Liggett is unable to restructure the terms of the Liggett Notes, or otherwise make all payments thereon, substantially all of its long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern. (See "Capital Resources and Liquidity" below.)

     In November 1997, the Facility was extended until March 8, 1999. The balance on the Facility, $31,214, was reclassified from current to long-term debt as of September 30, 1997.

RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

     PRICING ACTIVITY. On March 7, 1997, R. J. Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of $.40 per carton (approximately 4%). Brown & Williamson Tobacco Corporation ("B&W"), Lorillard Tobacco Company ("Lorillard") and Liggett matched this increase, and, on March 21, 1997, Philip Morris Incorporated. ("Philip Morris") announced a price increase of $.50 per carton. Subsequently, Liggett and the other manufacturers matched Philip Morris' price increase. On August 29, 1997, Philip Morris announced a second price increase of $.70 per carton. During the first week of September, all other major United States cigarette makers, including Liggett, matched this increase.

     LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of September 30, 1997, there were 218 individual suits, 39 class actions or actions where class certification has been sought and 38 state (and numerous municipality and other third-party payor) health care cost reimbursement actions pending in the United States in which Liggett is a named defendant and has been served. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political and legal decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Note 8 to Liggett's consolidated financial statements for a description of legislation, regulation and litigation.

     The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

     The claims asserted in the health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

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

     Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement. BGL and Liggett have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint. On September 6, 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

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

     As of September 30, 1997, settlements with a total of 26 Attorneys General were reached, including the Attorneys General of Alaska, Arizona, California, Connecticut, Hawaii, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Nevada, New Jersey, New York, Oklahoma, Oregon, Texas, Utah, Washington and Wisconsin. BGL's and Liggett's previous settlement on March 15, 1996 with the

Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia remains in full force and effect. Other states have either recently filed health care cost recovery actions or indicated intentions to do so. Both Liggett and the Company will endeavor to resolve those matters on substantially the same terms and conditions as the prior settlements; however, there can be no assurance that any such settlements will be completed.

     As mentioned above, on March 20, 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al. v Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Walker court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

     In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, court approval will be obtained.

     Pursuant to the above-mentioned settlements, Liggett and BGL agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. Liggett and BGL agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections. The Attorneys General and the nationwide class have agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "smoking is addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

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

     Under the recent settlement agreements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlements, would receive certain settlement benefits, including limitations on potential liability for affiliates not engaged in domestic tobacco operations and a waiver of any obligation to post a bond to appeal any future adverse judgment. In addition, within 120 days following any such combination, Liggett would be required to pay the settlement fund $25,000. The settling Attorneys General and the nationwide class have agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning-off any of its affiliates which are not engaged in the domestic tobacco business.

     Liggett and BGL are also entitled to certain most favored nation treatment in the event any settling Attorney General reaches a settlement with any other defendant tobacco company. In addition, in the event of a "global" tobacco settlement enacted through Federal legislation or otherwise, the settling Attorneys General and tobacco plaintiffs agreed to use their "best efforts" to ensure that Liggett's and BGL's liability under such a plan should be no more onerous than under these new settlements.

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

     OTHER MATTERS. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. The proposals are currently being reviewed by the White House, congress and various public interest groups. Separately, the other tobacco companies negotiated settlements with the Attorneys General for health care cost recovery actions in Mississippi and Florida. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of Liggett.

     In a speech on September 17, 1997, President Clinton called for federal legislation that, among other thins, would raise cigarette prices by up to $1.50 per pack. In November 1997, several bills were introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett and BGL.


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

     During the first nine months of 1997, the Company reduced its headcount by approximately 123 full-time positions and recorded a $1,926 restructuring charge to operations for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the restructuring relate primarily to reduced payroll and benefits expenses in future periods.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Net sales were $79,368 for the three months ended September 30, 1997 compared to $101,125 for the same period in 1996. This 21.5% decrease in revenues was due primarily to a 29.6% decrease in overall unit sales volume, partially offset by the effects of the March 7, 1997 and September 3, 1997 list price increases (see "Recent Developments in the Cigarette Industry - Pricing Activity"). The decline in unit sales volume was comprised of declines within the premium segment of 18.6% and discount segment (which includes generic, control label and branded discount products) of 28.8%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

     Gross profit was $43,397 for the three months ended September 30, 1997, a decrease of $12,114 from $55,511 for the same period in 1996 due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit decreased to 72.2% for the three months ended September 30, 1997 compared to 74.0% for the same period in 1996. This decrease is the result of increased tobacco costs due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March 1997 and September 1997 list price increases.

     Operating income increased to $4,581 for the three months ended September 30, 1997 from $3,377 for the same period in 1996 due primarily to lower promotion and marketing expenses, and reduced administrative charges resulting from the 1997 restructuring discussed above, partially offset by the decline in unit sales volume discussed above.

     Interest expense was $5,950 for the three months ended September 30, 1997 compared to $5,982 for the same period in 1996.

     Net loss amounted to $1,351 for the three months ended September 30, 1997 compared to a net loss of $7,122 for the same period in 1996. This reduction in net loss was primarily the result of the factors discussed above which resulted in higher operating income, the absence of an income tax provision and change in equity in income from an affiliate.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net sales were $223,811 for the nine months ended September 30, 1997 compared to $292,899 for the same period in 1996. This 23.6% decrease in revenues was due primarily to a 30.8% decrease in overall unit sales volume, partially offset by the effects of the March 7, 1997 and September 3, 1997 list price increases (see "- Recent Developments in the Cigarette Industry - Pricing Activity"). The decline in unit sales volume was comprised of declines within the premium segment of 22.7% and discount segment (which includes generic, control label and branded discount products) of 30.0%. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

     Gross profit was $121,367 for the nine months ended September 30, 1997, a decrease of $37,093 from $158,460 for the same period in 1996 due primarily to the decline in unit sales volume discussed above. As a percent of revenues (excluding federal excise taxes), gross profit decreased to 72.0% for the nine months ended September 30, 1997 compared to 73.3% for the same period in 1996. This decrease is the result of increased tobacco costs due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the March 1997 and September 1997 list price increases.

     Operating income increased to $9,380 for the nine months ended September 30, 1997 from $8,923 for the same period in 1996 due primarily to lower promotion and marketing expenses, partially offset by the decline in unit sales volume discussed above and restructuring charges, as well as higher legal expenses.

     Interest expense was $17,920 for the nine months ended September 30, 1997 compared to $17,831 for the same period in 1996. This increase in interest expense was due to higher average outstanding balances under the revolving credit facility, partially offset by the redemption of $7,500 Series B Notes in February 1997.

     Net loss amounted to $1,333 for the nine months ended September 30, 1997 compared to a net loss of $9,727 for the same period in 1996. This reduction in net loss was primarily the result of the factors discussed above which resulted in higher operating income, the absence of an income tax provision, the gain on sale of assets, a gain of $2,963 on the retirement of debt and a change in equity in income from an affiliate.


CAPITAL RESOURCES AND LIQUIDITY

     Cash used in operations was $4,744 for the nine months ended September 30, 1997 compared to $862 for the same period in 1996 due primarily to a decrease in trade payables and a reduction in accrued promotional spending.

     Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, but these benefits have ended. The future financial impact on Liggett of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

     Cash provided by investing activities amounted to $1,107 for the nine months ended September 30, 1997, primarily due to the proceeds from asset sales of approximately $4,589. This compares to cash used in investing activities of $4,068 for the same period in 1996, resulting primarily from investments in affiliates of approximately $5,500. For the first nine months of 1997, capital expenditures totaled approximately $1,282, primarily for production facilities and further equipment modernization, and anticipated spending for the remainder of the year is projected at $500. These expenditures are expected to be funded with cash flow from operations, borrowings under the Facility and proceeds from the sale of assets.

     Cash provided by financing activities for the nine months ended September 30, 1997 and 1996 of $3,637 and $5,540, respectively, resulted primarily from net borrowings under the Facility, somewhat offset in 1997 by repayment of long-term debt.

     On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $2,809 based upon eligible collateral at September 30, 1997. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility currently imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $180,000 as computed in accordance with the agreement, this computation is currently $173,602) and working capital (not to fall below a deficit of $12,000 as computed in accordance with the agreement, this computation is currently $3,492). The Company is currently in compliance with these covenants.

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

     On August 29, 1997, the Facility was amended to permit the Company to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the Liggett note holders. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lenders.

     In November 1997, the Facility was extended until March 8, 1999. The balance on the Facility, $31,214, was reclassified from current to long-term debt as of September 30, 1997.

     On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). From the proceeds of $148,244, net of an original issue discount, $144,054 was dividended to BGLS (which reduced stockholder's equity) and $4,190 was paid as financing fees. Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") require mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. The Liggett Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 102% and 100% of the principal amount in the years 1997 and 1998, respectively, at the option of the Company. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. At September 30, 1997, the Company was in compliance with all covenants under the Liggett Notes indenture. BGLS Inc. or its affiliates may from time to time, based on current market conditions, purchase Liggett Notes in the open market or in privately negotiated transactions.

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $180,011 as of September 30, 1997, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8 to the Company's consolidated financial statements), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of certain debt covenants, and if its lenders were to exercise acceleration rights under the Facility or the indenture for the Liggett Notes or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

     As discussed above, the Liggett Notes require a mandatory principal redemption of $37,500 on February 1, 1998 and a payment at maturity on February 1, 1999 of $107,400. Based on Liggett's net loss for 1996 and anticipated 1997 operating results, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. While Liggett has engaged in negotiations with its note holders to restructure the terms of the Liggett Notes, there are no commitments to restructure the

Liggett Notes at this time, and no assurances can be given in this regard. During such negotiations, Liggett postponed making the interest payment of approximately $9,700 for the Liggett Notes due on August 1, 1997. As discussed above, the Company made the interest payment on August 29, 1997.

     If Liggett is unable to restructure the terms of the Liggett Notes, or otherwise make all payments thereon, substantially all of its long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, the Company may be forced to seek protection from creditors under applicable laws. The Company's independent accountants have issued a report covering the Company's December 31, 1996 consolidated financial statements containing an explanatory paragraph that states that these facts raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements of the Company do not include any adjustments that might arise from the outcome of this uncertainty. See Note 1 of the Company's consolidated financial statements.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report and in other filings with the Securities and Exchange Commission and in its reports to securityholders which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, decline in consumption, governmental and grand jury investigations and litigation. Furthermore, the Company is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, a mandatory principal redemption of $37,500 on the Liggett Notes due February 1, 1998 and a payment at maturity of the Liggett Notes of $107,400 on February 1, 1999, as well as a significant net worth deficiency and working capital deficiency and recent net losses, and is highly dependent upon its revolving credit facility which currently expires in March 1999. See "Capital Resources and Liquidity" for a discussion of certain matters which raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern. The Liggett Notes and the Facility contain restrictions on the Company's ability to incur additional debt, grant liens, enter into any new agreements with affiliates and declare or pay cash dividends, among others. Due to such uncertainties and risks, investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                          PART II  - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Reference is made to information entitled "Contingencies" in Note 8 to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a). Exhibits
      --------
      10.1    Settlement Agreement, dated September 5, 1997, by and among the
              State of Nevada and Brooke Group Ltd. and Liggett Group Inc.
              (incorporated by reference to exhibit 10.1 in BGL's Form 10-Q for the quarterly period ended September 30, 1997).

      10.2 Settlement Agreement, dated June 9, 1997, by and among the State of Oregon and Brooke Group Ltd. and Liggett Group Inc.
              (incorporated by reference to exhibit 10.2 in BGL's Form 10-Q for the quarterly period ended September 30, 1997).

      27.1    Liggett Group Inc.'s Financial Data Schedule (for SEC use only)

      27.2    Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)

 (b).  Reports on Form 8-K
       -------------------

     During the third quarter of 1997, the Company filed a current report on Form 8-K, dated June 31, 1997, concerning items 5 and 7 (no financial statements were included therewith).



------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on November 14, 1997.



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

                                    EVE HOLDINGS INC.


                                    By:   /s/ Joselynn D. Van Siclen
                                          --------------------------
                                          Joselynn D. Van Siclen
                                          Vice President, Treasurer and
                                          Assistant Secretary
                                         (Principal Financial and Principal
                                          Accounting Officer)