Form 10-K
period 1997-12-31
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1998-04-09
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10 - K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Explanatory Note: The Registrants are required to file all reports required by
Section 13 or 15 (d) of the Exchange Act in connection with Liggett Group Inc.'s Senior Secured Notes due 1999.

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

As of March 31, 1998, there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

Documents incorporated by reference:        NONE

Liggett Group Inc. and Eve Holdings Inc. meet the conditions set forth in General Instruction (J) (1) (a) and (b) of Form 10-K and are, therefore, filing this Report on Form 10-K with the reduced disclosure format.

                                     INDEX





                                                                                                     PAGE
                                                                                                     ----
                                     PART I

Item  1.   Business ...............................................................................     3
Item  2.   Properties .............................................................................    10
Item  3.   Legal Proceedings ......................................................................    11
Item  4.   Submission of Matters to a Vote of Security Holders ....................................    11


                                     PART II

Item  5.   Market for the Registrants' Common Stock and Related
             Stockholder Matters ..................................................................    12
Item  6.   Selected Financial Data
Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ............................................................    12
Item  8.   Financial Statements and Supplementary Data ............................................    12
Item  9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure .............................................................    12


                                    PART III

Item 10.   Directors and Executive Officers of the Registrants ....................................    13
Item 11.   Executive Compensation .................................................................    13
Item 12.   Security Ownership of Certain Beneficial Owners and Management .........................    13
Item 13.   Certain Relationships and Related Transactions .........................................    13


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    14


                                   SIGNATURES

                                     PART I

ITEM 1. BUSINESS


GENERAL

         Liggett Group Inc. ("Liggett" or the "Company"), a Delaware corporation, is the operating successor to the Liggett & Myers Tobacco Company formed in 1873. Liggett is the fifth largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett is headquartered in Miami, Florida.

         Liggett is an indirect wholly-owned subsidiary of Brooke Group Ltd. ("BGL"). BGL (then called Liggett Group Inc.) was acquired by L Holdings Inc., a company controlled by Bennett S. LeBow, in October 1986. In June 1990, BGL reorganized its operations by contributing its existing businesses to separate subsidiaries. BGL formed Liggett & Myers Tobacco Company ("L&M") as an indirect wholly-owned subsidiary to conduct its cigarette manufacturing business. In July 1990, L&M was renamed Liggett Group Inc. BGL is controlled by Mr. LeBow, who owns directly or indirectly approximately 46% of its stock. BGL, a New York Stock Exchange-listed company, and BGLS Inc. ("BGLS"), a wholly-owned subsidiary of BGL and the direct parent of Liggett, file reports and other information with the Securities and Exchange Commission.

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

         Liggett is engaged in the manufacture and sale of cigarettes, primarily in the United States. Management believes, based on published industry sources, that Liggett's domestic shipments of approximately 6.45 billion cigarettes during 1997 accounted for 1.3% of the total cigarettes shipped in the United States during such year. This represents a market share decline of 0.5% from 1996 and 0.9% from 1995. Liggett produces both premium cigarettes as well as discount cigarettes (which include among others, control label, branded discount and generic cigarettes). Premium cigarettes are generally marketed under well-recognized brand names at full retail prices to adult smokers with strong preference for branded products, whereas discount cigarettes are marketed at lower retail prices to adult smokers who are more cost conscious. Liggett's cigarettes are produced in approximately 300 combinations of length, style and packaging.

         Liggett produces four premium cigarette brands: L&M, Chesterfield, Lark and Eve. Liggett's premium cigarettes represented approximately 33%, 31% and 30% of net sales (excluding federal excise taxes) in 1997, 1996 and 1995, respectively. Management believes, based on published industry sources, that Liggett's share of the premium market segment was approximately 0.5% for 1997, compared to 0.7% and 0.8% for 1996 and 1995, respectively.

         In 1980, Liggett was the first major domestic cigarette manufacturer to successfully introduce discount cigarettes as an alternative to premium cigarettes. In 1989, Liggett established a new price point within the discount market segment by introducing Pyramid, a branded discount product which, at that time, sold for less than most other discount cigarettes. Management believes, based on published industry sources, that Liggett continues to produce discount cigarettes with a share of approximately 3.5% of the discount market segment for 1997, compared to 4.9% and 5.5% for 1996 and 1995, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for additional information concerning Liggett's premium and discount product sales.

         At the present time, Liggett has no foreign operations. Liggett does not own the international rights to its premium cigarette brands, which are actively marketed by other companies in foreign markets, thereby adversely affecting Liggett's ability to penetrate such markets. Liggett does, however, export other cigarette brands primarily to Eastern Europe and the Middle East. Export sales of approximately 85 million units accounted for approximately 1% of Liggett's 1997 total unit sales volume. Revenues from export sales were $0.8 million for 1997, compared to $3.3 million and $5.4 million for 1996 and 1995, respectively. Operating loss attributable to export sales in 1997 amounted to approximately $0.1 million compared to operating losses of $1.8 million and $2.1 million in 1996 and 1995, respectively.

         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat Ltd. ("Liggett-Ducat") from Brooke (Overseas) Ltd. ("BOL)", an indirect subsidiary of BGL, for $2.1 million. Liggett-Ducat is engaged in the manufacture and sale of cigarettes in Russia. Liggett also acquired on that date for $3.4 million a ten-year option to purchase from BOL at the same per share price, up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee would be credited against the purchase price. In addition, as part of the same transaction, on March 13, 1997, Liggett acquired from BOL for $2.2 million another ten-year option on the same terms to purchase the remaining shares of Liggett-Ducat (approximately an additional 33%) owned by BOL. On December 31, 1997, the carrying value of Liggett-Ducat amounted to $1,208. On February 2, 1998, in connection with the amendments to the Indenture governing Liggett's Senior Secured Notes, BOL acquired the Liggett-Ducat shares and options held by Liggett. See Note 10 to the Company's consolidated financial statements included elsewhere in this report.

BUSINESS STRATEGY

         Liggett's near-term business strategy is to further reduce certain operating and selling costs in order to increase the profitability of both its premium and discount products, and to reduce its investment in working capital. As part of this strategy, the Company reorganized its sales force in early 1994, reducing its field sales force by 150 permanent positions and adding approximately 300 part-time positions. Liggett has also reduced costs in both administrative and manufacturing functions by making additional modifications to its manufacturing operations and significantly curtailing employee benefit programs. During 1995 and 1996, Liggett continued its efforts towards reducing costs by, among other things, offering voluntary retirement programs to eligible employees and reduced headcount by an additional 120 positions in 1995 and another 38 positions in 1996.

         In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring is intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control. As a result of this reorganization, Liggett has reduced its salaried, hourly and part-time headcount by a total of 108 positions (18%) over the succeeding twelve months.

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

SALES, MARKETING AND DISTRIBUTION

         Liggett's products are distributed from a central distribution center in Durham, North Carolina to 26 public warehouses located throughout the United States. These warehouses serve as local distribution centers for Liggett's customers. Liggett's products are transported from the central distribution center to the warehouses via third-party trucking companies to meet pre-existing contractual obligations to its customers.

         Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett offers its customers discount payment terms, traditional rebates and promotional incentives. Customers typically pay for purchased goods within two weeks following delivery from Liggett. Liggett's largest single customer, Speedway SuperAmerica LLC, accounted for approximately 19.4% of net sales in 1997, approximately 13.9% of net sales in 1996, and approximately 11.6% of net sales in 1995. Sales to this customer were primarily in the private label discount segment and constituted approximately 29.1%, 20.3%, 16.8% of Liggett's discount segment sales in 1997, 1996 and 1995, respectively. Liggett is currently negotiating the renewal of its contract with this customer, which contract is due to expire on June 30, 1998.

         Following the January 1997 restructuring, Liggett's marketing and sales functions were performed by approximately 110 direct sales representatives calling on national and regional customer accounts, together with approximately 90 part-time retail sales consultants who service retail outlets. In addition, Liggett employs food broker groups in certain geographic locations to perform these marketing and sales functions.


TRADEMARKS

         All of the major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets where the Company's products are sold. Trademarks registrations typically have a duration of ten years and can be renewed at the Company's option prior to their expiration date. In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. All of Liggett's trademarks are owned by its wholly-owned subsidiaries, Eve Holdings Inc. ("Eve") and Cigarette Exporting Company of America, Ltd. ("CECOA"). The Company does not own the international rights to its premium cigarette brands.


MANUFACTURING

         Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. The Company believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of tobacco, including flue-cured leaf, burley leaf, Maryland leaf, oriental leaf, cut stems and reconstituted sheet. Leaf components of cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of tobacco products account for the differences between premium and discount products. Domestically grown tobacco is an agricultural commodity subject to United States government production controls and price supports which can substantially affect its market price. Foreign flue-cured and burley tobaccos, some of which are used in the manufacture of Liggett's cigarettes, are generally 10% to 15% less expensive than comparable domestic tobaccos. Liggett normally purchases all of its tobacco requirements from domestic and foreign leaf tobacco dealers, much of it under long-term purchase commitments. As of December 31, 1997, approximately 64% of Liggett's commitments were for the purchase of foreign tobacco. Increasing tobacco costs due to reduced worldwide supply of tobacco and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments will have an unfavorable impact on Liggett's operations during 1998.

         Liggett's cigarette manufacturing facilities are designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market a wide variety of cigarette brand styles. Liggett's cigarettes are produced in approximately 300 different brand styles under Eve's and CECOA's trademarks and brand names as well as private labels for other companies, typically retail or wholesale distributors who supply supermarkets and convenience stores. Liggett believes that its existing facilities are sufficient to accommodate a substantial increase in production.

         While Liggett pursues product development, its total expenditures for research and development on new products have not been financially material over the past three years.


COMPETITION

         Liggett is the smallest of the five major manufacturers of cigarettes in the United States. The four largest manufacturers of cigarettes are Philip Morris, Inc. ("Philip Morris"), R.J. Reynolds Tobacco Company ("RJR"), Brown & Williamson Tobacco Corporation ("B&W"); and Lorillard Tobacco Company, Inc. ("Lorillard").

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

         Management believes, based on published industry sources, that Philip Morris' and RJR's sales together accounted for approximately 72.9% of the domestic cigarette market in 1997. Liggett's domestic shipments of approximately
6.45 billion cigarettes during 1997 accounted for 1.3% of the approximately 483 billion cigarettes shipped in the United States during such year, compared to
8.95 billion cigarettes (1.9%) and 10.52 billion cigarettes (2.2%) during 1996 and 1995, respectively.

         Industry-wide shipments of cigarettes in the United States have been steadily declining for a number of years, although this trend reversed itself in 1996. Consistent with published industry sources estimating that domestic industry-wide shipments declined by approximately 0.5% in 1997, Liggett's management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors, including health considerations, diminishing social acceptance of smoking, legislative limitations on smoking in public places and federal and state excise tax increases which have augmented cigarette price increases.

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


LEGISLATION, REGULATION AND LITIGATION

         Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett's management, have had and may continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports which claim that cigarette smoking is a causative factor with respect to a variety of health hazards, including cancer, heart disease and lung disease, and have recommended various government actions to reduce the incidence of smoking. In 1997, Liggett publicly acknowledged that, as the Surgeon General and respected medical researchers have found, smoking causes health problems, including lung cancer, heart vascular disease and emphysema.

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

         The Comprehensive Smoking Education Act ("CSEA"), which became effective in October, 1985, requires that packages of cigarettes distributed in the United States and cigarette advertisements (other than billboard advertisements) in the United States bear one of the following four warning statements on a quarterly rotating basis: "SURGEON GENERAL'S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and May Complicate Pregnancy"; "SURGEON GENERAL'S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health"; "SURGEON GENERAL'S WARNING: Smoking by Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and "SURGEON GENERAL'S WARNING: Cigarette Smoke Contains Carbon Monoxide". Shortened versions of these statements are also required, on a rotating basis, on billboard advertisements. By a limited eligibility amendment to the CSEA, for which Liggett qualifies, Liggett is allowed to display all four required package warnings for the majority of its brand packages on a simultaneous basis (such that the packages at any time may carry any one of the four required warnings), although it rotates the required warnings for advertising on a quarterly basis in the same manner as do the other major cigarette manufacturers. The law also requires that each person who manufactures, packages or imports cigarettes annually provide to the Secretary of Health and Human Services a list of ingredients added to tobacco in the manufacture of cigarettes. Annual reports to the United States Congress are also required from the Secretary of Health and Human Services as to current information on the health consequences of smoking and from the Federal Trade Commission on the effectiveness of cigarette labeling and current practices and methods of cigarette advertising and promotion. Both federal agencies are also required annually to make such recommendations as they deem appropriate with regard to further legislation. In addition, since 1997, Liggett has included the warning: "SMOKING IS ADDICTIVE" on its packages.

         In August 1996, the Food and Drug Administration ("FDA") filed in the Federal Register a Final Rule classifying tobacco as a "drug" or "medical device", asserting jurisdiction over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation has been commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The other four major cigarette manufacturers and the FDA have filed notices of appeal. Liggett and BGL support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the tobacco litigation settlements in Note 12 to the Company's consolidated financial statements included elsewhere in this report.

         In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect on the grounds that it is preempted by federal law, however, on December 15, 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health. The enactment of this legislation has encouraged efforts to enact similar legislation in other states.

         In 1993, the United States Congress amended the Agricultural Adjustment Act of 1938 to require each United States cigarette manufacturer to use at least 75% domestic tobacco in the aggregate of the cigarettes manufactured by it in the United States, effective January 1, 1994, on an annualized basis or pay a domestic marketing assessment ("DMA") based upon price differentials between foreign and domestic tobacco and, under certain circumstances, make purchases of domestic tobacco from the tobacco stabilization cooperatives organized by the United States government. After an audit, the United States Department of Agriculture ("USDA") informed Liggett that it did not satisfy the 75% domestic tobacco usage requirement in 1994 and was subject to a DMA of approximately $5.5 million. Liggett agreed to pay this assessment in quarterly installments, with interest, over a five-year period. Since the levels of domestic tobacco inventories on hand at the tobacco stabilization organizations are below reserve stock levels, Liggett was not obligated to make purchases of domestic tobacco from the tobacco stabilization cooperatives.

         In February, 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under a previously established tobacco rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett.

         In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995 and the period for post-hearing submissions ended in February 1996. OSHA has not yet issued a final rule or a proposed revised rule. While Liggett cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

         In January 1993, the United States Environmental Protection Agency ( "EPA") released a report on the respiratory effect of environmental tobacco smoke ("ETS") which concluded that ETS is a known human lung carcinogen in adults and, in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

         Liggett understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

         In March 1996, and in each of March, July, October and December 1997, Liggett and/or BGL received subpoenas from a Federal grand jury in connection with an investigation by the United States Department of Justice (the "DOJ Investigation") involving the industry's knowledge of the health consequences of smoking cigarettes; the targeting of children by the industry; and the addictive nature of nicotine and the manipulation of nicotine by the industry. Liggett has responded to the March 1996, March 1997 and July 1997 subpoenas and is in the process of responding to the October and December 1997 subpoenas. Liggett understands that the Eastern District Investigation and the DOJ Investigation have, for all intents and purposes, been consolidated into one investigation being conducted by the Department of Justice. Liggett and BGL are unable, at this time, to predict the outcome of this investigation.

         There are various other legislative efforts pending on the federal and state level which seek, among other things, to restrict or prohibit smoking in public buildings and other areas, increase excise taxes, require additional warnings on cigarette packaging and advertising, ban vending machine sales, curtail affirmative defenses of tobacco companies in product liability litigation, place cigarettes under the regulatory jurisdiction of the FDA and require that cigarettes meet certain fire safety standards. If adopted, at least certain of the foregoing legislative proposals could have a material adverse impact on Liggett's operations. In addition, the industry is facing increased pressure from anti-smoking groups and an extraordinary increase in smoking and health litigation, including private class action litigation, and health care cost recovery actions brought by states, local governments and other third parties.

         While attitudes toward cigarette smoking vary around the world, a number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. Due to Liggett's lack of foreign operations, and minimal export sales to foreign countries, the risks of foreign limitations or restrictions on the sale of cigarettes are limited to entry barriers into additional foreign markets and the inability to grow the existing markets.

         As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation, however, adoption of any such legislation could have a material adverse effect on the business of Liggett and BGL.

         The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 1997, there were approximately 250 individual suits, 40 purported class actions or actions where class certification has been sought and 75 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practice laws, the Federal Racketeer Influenced and Corrupt Organization Act ("RICO") and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

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

         In March 1996, Liggett and BGL entered into an agreement to settle the Castano class action tobacco litigation and an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and BGL by such states. In March 1997, Liggett and BGL entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General. On March 12, 1998, Liggett and BGL reached a settlement agreement resolving the tobacco-related Medicaid reimbursement claims of 14 additional states, the District of Columbia and U.S. Virgin Islands. On March 28, 1998 a settlement with Georgia's Attorney General was reached. Liggett and BGL now have settlement agreements with the Attorneys General of 43 states and territories accounting for more than 85% of the nation's potential Medicaid claims. The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL brought by the states and, upon court approval, the nationwide class.

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

         Management believes that Liggett is in compliance in all material respects with the laws regulating cigarette manufacturers.

         See "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in the Cigarette Industry Legislation and Litigation" and Note 12 to the Company's consolidated financial statements for a description of legislation, regulation and litigation and of Liggett's and BGL's settlements.


EMPLOYEES

         Liggett had 476 full-time employees at December 31, 1997 with 243 hourly employees represented by three unions and 233 non-union salaried employees. The majority (199) of the union employees are represented by the Bakery, Confectionery and Tobacco Workers International Union whose three-year contract was extended through December 31, 1998. Liggett has not experienced any work stoppages since 1977 and considers its relationship with its employees and their unions to be good.


ITEM 2.  PROPERTIES

         Liggett's principal executive office is located in Miami, Florida and its manufacturing plant is located in Durham, North Carolina. Eve's principal executive office is located in Miami, Florida. As of December 31, 1997, the principal properties owned or leased by Liggett were as follows:



                                                               APPROXIMATE
                                                  OWNED OR       TOTAL
            TYPE                    LOCATION       LEASED    SQUARE FOOTAGE
            ----                    --------       ------    --------------
Office and Manufacturing Complex    Durham, NC      Owned        932,000
Warehouse                           Durham, NC      Owned        203,000
Storage Facilities                  Danville, VA    Owned        578,000
Distribution Center                 Durham, NC      Leased       260,000

         Liggett's Durham, North Carolina complex consists of 10 major structures over approximately 17 acres. Included are Liggett's manufacturing plant, research facility and corporate offices. Liggett's management believes its property, plant and equipment are well maintained and in good condition and that its existing facilities are sufficient to accommodate a substantial increase in production.

          Liggett leases the Durham, North Carolina distribution center pursuant to a lease which expires in May 1999. Liggett has an option to purchase the leased property at any time during the term of the lease. Liggett utilizes approximately 40% of the distribution center. Liggett leases excess space in its research facility to third parties.

         On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, certain surplus realty in Durham, North Carolina, for a sale price of $2.2 million. A gain of approximately $1.1 million was recognized on the sale.


ITEM 3.  LEGAL PROCEEDINGS

         Reference is made to Note 12, incorporated herein by reference, to the Company's consolidated financial statements, which contain a general description of certain legal proceedings to which Liggett and/or BGLS or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, incorporated herein by reference, for additional information regarding the pending material legal proceedings to which Liggett and/or BGL are party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted due to the fact that registrants meet the conditions set forth in General Instruction (J) (1) (a) and (b) of Form 10-K and are, therefore, filing this Report on Form 10-K with the reduced disclosure format.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         All common stock of Liggett is held indirectly by BGL and all common stock of Eve is held directly by Liggett.


ITEM 6.  SELECTED FINANCIAL DATA

         Omitted due to the fact that registrants meet the conditions set forth in General Instruction (J) (1) (a) and (b) of Form 10-K and are, therefore, filing this Report on Form 10-K with the reduced disclosure format.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 17 of this Report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information is contained in the Financial Statements, Notes to Financial Statements and Reports of Independent Accountants for both Liggett and Eve beginning on page 27 of this Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10, 11, 12 AND 13

         Omitted due to the fact that registrants meet the conditions set forth in General Instruction (J) (1) (a) and (b) of Form 10-K and are, therefore, filing this Report on Form 10-K with the reduced disclosure format.

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

     3. The exhibits listed in the accompanying Index to Exhibits beginning on page 65 are filed as part of this Report on Form 10-K.

(b) Reports on Form 8-K

          No reports were filed on Form 8-K during the fourth quarter of the year ended December 31, 1997.

(c) Exhibits

          See Index to Exhibits beginning on page 65.

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

                                    INDEX TO
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES




                                                                                                        Page
                                                                                                        ----
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS ...............................................................    17

FINANCIAL STATEMENTS - LIGGETT GROUP INC.:
   Report of Independent Accountants .................................................................    27
   Consolidated Balance Sheets as of December 31, 1997 and 1996 ......................................    28
   Consolidated Statements of Operations for the years ended December 31,
       1997, 1996 and 1995 ...........................................................................    30
   Consolidated Statements of Stockholder's Equity (Deficit) for the years
       ended December 31, 1997, 1996 and 1995 ........................................................    31
   Consolidated Statements of Cash Flows for the years ended December 31,
       1997, 1996 and 1995 ...........................................................................    32
   Notes to Consolidated Financial Statements ........................................................    33

FINANCIAL STATEMENTS - EVE HOLDINGS INC.:
   Report of Independent Accountants .................................................................    56
   Balance Sheets as of December 31, 1997 and 1996 ...................................................    57
   Statements of Operations for the years ended December 31, 1997,
       1996 and 1995 .................................................................................    58
   Statements of  Stockholder's Equity (Deficit) for the years ended
       December 31, 1997, 1996 and 1995 ..............................................................    59
   Statements of Cash Flows for the years ended December 31, 1997,
      1996 and 1995 ..................................................................................    60
   Notes to Financial Statements .....................................................................    61

FINANCIAL STATEMENT SCHEDULES:
   Schedule II - Valuation and Qualifying Accounts....................................................    64


  Schedules other than those listed above have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on April 8, 1998.



                                        LIGGETT GROUP INC.


                                        By:   /s/ Samuel M. Veasey
                                           -----------------------------------
                                              Samuel M. Veasey
                                              Senior Vice President,
                                                Chief Financial Officer
                                                and Treasurer
                                              (Principal Financial and Principal
                                               Accounting Officer)


                                        EVE HOLDINGS INC.


                                        By:   /s/ Joselynn D. Van Siclen
                                           -----------------------------------
                                              Joselynn D. Van Siclen
                                              Vice President and Treasurer
                                              (Principal Financial and Principal
                                               Accounting Officer)

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

         The following discussion provides an assessment of Liggett's consolidated results of operations and capital resources and liquidity and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this report. The operating results of the periods presented were not significantly affected by inflation.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $192,857 and a working capital deficiency of $17,542 as of December 31, 1997, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         On January 30, 1998, the Company obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provide, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 10.) At maturity, the Liggett Notes will require a principal payment of $144,891. Based on Liggett's results of operations for 1997, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, the Company has the $40,000 Facility expiring March 8, 1999 under which $23,427 was outstanding at December 31, 1997. If the Company is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of the Company's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern.

RECENT DEVELOPMENTS

         YEAR 2000 COSTS. The Company has evaluated the costs to implement century date change complaint systems conversions and is in the process of executing a planned conversion of its systems prior to the year 2000. Although such costs may be a factor in describing changes in operating profit in any given reporting period, the Company currently does not believe that the anticipated costs of year 2000 systems conversions will have a material impact on its future consolidated results of operations. However, due to the interdependent nature of computer systems, the Company may be adversely impacted in the year 2000 depending on whether it or entities not affiliated with the Company have addressed this issue successfully.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact of the implementation of SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS No. 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS No. 131 also makes a number of changes to existing disclosure requirements. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued which revises required disclosures about pensions and postretirement benefit plans. SFAS No. 132 is effective for the Company for the year ended 1998. The Company has not yet determined the impact of its implementation.


RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. On March 7, 1997, R. J. Reynolds Tobacco Company ("RJR") initiated a list price increase on all brands of $.40 per carton (approximately 4%). Brown & Williamson Tobacco Corporation ("B&W"), Lorillard Tobacco Company ("Lorillard") and Liggett matched this increase, and, on March 21, 1997, Philip Morris Incorporated ("Philip Morris") announced a price increase of $.50 per carton. Subsequently, Liggett and the other manufacturers matched Philip Morris' price increase. On August 29, 1997, Philip Morris announced a second price increase of $.70 per carton. During the first week of September, the other manufacturers, including Liggett, matched this increase.

         On January 23, 1998, Philip Morris and RJR announced a list price increase of $.25 per carton (approximately 2.5%). This action was matched by Liggett and the other manufacturers during the following week. On April 3, 1998, Philip Morris announced a second list price increase of $.50 per carton (approximately 4.0%). This action, the fourth in 13 months, was matched by Liggett and the other manufacturers.


         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and BGL and other cigarette manufacturers. As of December 31, 1997, there were approximately 250 individual suits, 40 purported class actions and 75 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. See Item 3. "Legal Proceedings" and Note 12 to Liggett's consolidated financial statements for a description of legislation, regulation and litigation.

         The plaintiffs' allegations of liability in those cases in which individuals seek recovery for personal injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, special duty, voluntary undertaking, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting concert of action, unjust enrichment, common law public nuisance, indemnity, market share liability, and violations of deceptive trade practices laws, RICO and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including disgorgement of profits and punitive damages. Defenses raised by defendants in these cases include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statutes of limitations or repose, equitable defenses such as "unclean hands" and lack of benefit, failure to state a claim and federal preemption.

         The claims asserted in the health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under the RICO.

         SETTLEMENTS. In March 1996, Liggett and BGL entered into an agreement to settle the Castano class action tobacco litigation and an agreement with the Attorneys General of West Virginia, Florida, Mississippi, Massachusetts and Louisiana to settle certain actions brought against Liggett and BGL by such states (the "March 1996 Settlements"). Liggett and BGL, while neither consenting to FDA jurisdiction nor waiving their objections thereto, agreed to withdraw their objections and opposition to the proposed FDA regulations and to phase in compliance with certain of the proposed interim FDA regulations.

         Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if Liggett or BGL fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. Liggett and BGL have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint. For additional information concerning the Fifth Circuit's decision, see Note 12 to the Company's consolidated financial statements. On September 6, 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

         On March 14, 1996, Liggett, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the Castano settlement or, if earlier, the completion by Liggett or BGL of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay Liggett $250,000 within thirty days of the more favorable agreement and offer Liggett and BGL the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by Liggett in accordance with its terms, Liggett and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If Liggett or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

         Under the Attorneys General settlement, the five states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by Liggett or BGL with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2.5% of Liggett's pretax income, subject to increase to 7.5% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if Liggett or BGL fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

         In March 1997, Liggett and BGL entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General (collectively, the "March 1997 Settlements"). The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL brought by the states and, upon court approval, the nationwide class. On March 12, 1998, Liggett and BGL entered into additional settlements with the Attorneys General of 14 states, the District of Columbia and the U. S. Virgin Islands (the "March 1998 Settlements") and, on March 26, 1998, Liggett and BGL settled with the Attorney General of Georgia.

         As mentioned above, in March 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al.
v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Walker court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

         In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. For additional information concerning the Fletcher action, see Note 12 to the Company's consolidated financial statements.

         Under the March 1998 Settlements, Liggett is required to pay each of the 14 settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first 9 years of the agreement. The annual percentage is subject to increase pro rata from 27.5% up to 30% depending on the number of additional states joining the settlement. In accordance with the "most favored nation" provisions under the March 1996 Settlements and the March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements.

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the initial Attorneys General settlement. At December 31, 1997, in connection with the March 1998 Settlements, the Company accrued $16,421 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued with respect to the settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. See the discussions of the tobacco litigation settlements appearing in Note 12 to the Company's consolidated financial statements.

         OTHER MATTERS. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed Resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. For additional information concerning the proposed Resolution, see Note 12 of the Company's consolidated financial statements. The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi, Florida and Texas. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed Resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of Liggett.

         As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett and BGL.


RESULTS OF OPERATIONS


1997 Compared to 1996

         REVENUES. Net sales of Liggett decreased in total by 22.1% ($88,794) due primarily to a 30.9% decline in unit sales volume of $124,029, partially offset by price increases of $23,237 and improved product mix of $11,998 (see "Recent Developments in the Cigarette Industry - Pricing

Activity"). The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers. In the premium segment, revenues declined in 1997 by 16.4% ($20,158) to $102,440 as a result of a 21.4% decline in unit sales volume of $26,184 which was partially offset by price increases of $6,026. In the discount segment, revenues declined in 1997 by 24.6% ($68,636) to $209,828 due to a 33.8% decline in unit sales volume of $85,846 which was partially offset by price increases of $17,210. In 1997, fixed manufacturing costs on a basis comparable to 1996 were $1,428 lower although costs per thousand units increased $0.56 per thousand due to higher fixed costs per unit.

         GROSS PROFIT. Gross profit of $172,958 for the year ended December 31, 1997 decreased $40,305 from gross profit of $213,263 for the same period in 1996. The 1997 decline in gross profit was due primarily to the decline in unit sales volume discussed above. In 1997, Liggett's premium and discount brands contributed 36.6% and 63.4% respectively, to the Company's gross profit. In 1996, Liggett's premium and discount brands contributed 35.0% and 65.0%, respectively, to the Company's gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 73.0% for 1997 compared to 72.0% for 1996 with gross profit for the premium segment at 77.1% both in 1997 and 1996 and gross profit for the discount segment at 70.8% and 69.4% in 1997 and 1996, respectively. This increase is the result of the March and September 1997 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments. Gross profit margin was further reduced by restructuring charges of $407 in cost of sales in 1997.

         EXPENSES. Operating, selling, general and administrative expenses were $169,270 for the year ended December 31, 1997 compared to $206,510 for the same period for the prior year, a decrease of $37,240. The decrease was due primarily to Liggett's decrease in unit sales volume with corresponding reductions in spending on promotional programs and marketing programs of $43,657 as well as reductions in corporate expenses of approximately $7,000 and restructuring charges of $1,464 (see below) over the prior year. Such reductions were somewhat offset by increases in legal expenses of $19,368 which includes the Attorneys General legal settlement charges of $16,421 and also reflects, in part, the end of joint defense arrangements. Refer to Note 12 of Company's consolidated financial statements.

         In January 1997, Liggett underwent a major restructuring from a centralized organization to a decentralized enterprise with four Strategic Business Units, each a profit center, and a corporate headquarters. This restructuring was intended to more closely align sales and marketing strategies with the unique requirements of regional markets as well as reduce working capital by improved production planning and inventory control.

         During 1997, the Company reduced its headcount by approximately 108 full-time positions and recorded a $1,964 restructuring charge to operations ($407 of which is included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees. The anticipated savings of the restructuring relate primarily to reduced payroll and benefits expenses in future periods. Of the total restructuring recorded during 1997, $1,671 was funded during 1997, leaving $293 remaining to be funded in 1998.

         OTHER INCOME (EXPENSE). Net interest expense was $23,695 for 1997 compared to $23,878 for 1996. This decrease in interest expense was due to the redemption of the $7,500 Series B Notes in February 1997, partially offset by higher average outstanding balances under the revolving credit facility.

         OPERATING LOSS. Net loss amounted to $14,179 for 1997 compared to a net loss of $18,372 for 1996. This reduction in net loss was primarily the result of the factors discussed above, the absence of an income tax provision, a gain of $3,595 on the sale of surplus realty and equipment in 1997, a gain of $2,963 on the retirement of debt and a change in equity in income from an affiliate.

1996 Compared to 1995

         REVENUES. Net sales at Liggett decreased in 1996 by 12.0% ($54,604) from the prior year, due primarily to a 17.9% decline in unit sales volume of $81,644, partially offset by the effects of the April 1996 list price increase of $16,975 and improved product mix of $10,065. The decline in premium and discount unit sales volume was due to certain competitors continuing leveraging rebate programs tied to their products and increased promotional activity by certain other manufacturers. Liggett experienced a significant increase in volume at the end of the fourth quarter of 1996, in part due to ongoing trade programs based on quarterly volume targets for its customers and to consumer promotional programs consisting of coupons and variable price reductions. In the premium segment, revenues declined in 1996 by 10.8% ($14,925) to $122,598 as a result of a 13.7% decline in unit sales volume ($18,893) which was partially offset by price increases of $3,968. In the discount segment, revenues declined in 1996 by 12.5% ($39,679) to $278,464 as a result of a 19.1% decline in unit sales volume ($52,640) which was partially offset by price increases of $13,007. In 1996, fixed manufacturing costs on a basis comparable to 1995 were $203 lower although costs per thousand units increased $0.29 due to higher fixed costs per unit.

         GROSS PROFIT. Gross profit of $213,263 for the year ended December 31, 1996 decreased $30,089 from gross profit of $243,352 for the same period in 1995. The 1996 decline in gross profit was due primarily to the decline in unit sales volume discussed above. In 1996, Liggett's premium and discount brands contributed 35.0% and 65.0%, respectively, to the Company's gross profit. In 1995, Liggett's premium and discount brands contributed 34.5% and 65.5%, respectively, to the Company's gross profit. As a percent of revenues (excluding federal excise taxes), Liggett's gross profit decreased to 72.0% for 1996 compared to 73.2% for 1995 with gross profit for the premium segment at 77.1% and 79.7% in 1996 and 1995, respectively, and gross profit for the discount segment at 69.4% and 72.4% in 1996 and 1995, respectively. This decrease in gross profit in 1996 is the result of increased tobacco costs due to reduced worldwide supply of tobacco, and a reduction in the average discount available to Liggett from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments, partially offset by the April 1996 list price increase. Gross profit for 1995 was also reduced by an accrual of approximately $4,900 for the United States Department of Agriculture ("USDA") domestic marketing assessment. See Note 12 to the Company's consolidated financial statements.

         EXPENSES. Operating, selling, general and administrative expenses were $206,510 for the year ended December 31, 1996 compared to $218,733 for the same period for the prior year, a decrease of $12,223. The decrease was due primarily to Liggett's decrease in sales volume with corresponding reductions in spending on promotional programs of $4,706 offset by charges for restructuring of $3,428 for severance programs ($132 of which is included in cost of sales). The anticipated savings of the restructuring related primarily to reduced payroll and benefits expenses in future periods. Of the total restructuring expense recorded during 1996, $1,416 was funded during 1996 and $2,012 remained to be funded in subsequent years. In addition, corporate expenses decreased by approximately $4,000. In 1995, expenses increased due to increased spending on trade and promotional programs and the accrual of approximately $4,000 for the settlement of certain tobacco litigations with the Attorneys General of certain states. See Note 12 to the Company's consolidated financial statements.

         OTHER INCOME (EXPENSE). Net interest expense was $23,878 for 1996 compared to $23,446 for 1995. This increase was due to interest accrued on the USDA marketing assessment and Attorneys General settlement, partially offset by the redemption of $7,000 Series B Senior Secured Notes in December 1995.

         OPERATING LOSS. Net loss amounted to $18,372 for 1996 compared to net income of $555 for 1995. This decrease was primarily the result of the same factors discussed above, along with Liggett's equity in the net loss of Liggett-Ducat of $1,116 and recording of $3,800 tax expense to increase the valuation allowance for deferred tax assets based on management's determination that it is more likely than not that such future tax benefits will not be realized. The decrease was offset in part by a $3,669 gain on the sale of surplus realty in 1996.


CAPITAL RESOURCES AND LIQUIDITY

         Cash provided by operations was $5,051 for 1997 compared to $6,167 for 1996 and $13,587 for 1995. The decline from 1996 to 1997 was due primarily to a decrease in trade payables and a reduction in accrued promotional spending, while the decline from 1995 to 1996 was due primarily to the decline in net sales, partially offset by decreases in trade receivables and inventories and an increase in accrued promotional spending.

         Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. In 1995 and 1996, approximately $1,500 and $6,500, respectively, in counsel fees and costs were paid. In 1995 and 1996, Liggett incurred additional fees and costs in connection with tobacco-related litigation in the amount of approximately $4,500 and $3,500, respectively. In 1997, Liggett incurred fees and costs in the amount of approximately $5,750. The future financial impact on Liggett of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

         Cash used in investing activities amounted to $168 for 1997, primarily due to investments in affiliates of approximately $2,200 and capital expenditures totaling approximately $2,462, primarily for production facilities and further equipment modernization. These expenditures were partially offset by the proceeds from asset sales of approximately $4,494. This compares to cash used in investing activities of $5,395 for 1996 resulting primarily from investments in affiliates of approximately $5,500 and capital expenditures totaling approximately $4,319, partially offset by proceeds from asset sales of approximately $4,424. Cash used in investing activities of $1,334 for 1995 related primarily to capital expenditures totaling approximately $1,104.

         Cash used in financing activities for 1997, 1996 and 1995 of $4,883, $772 and $12,253, respectively, resulted primarily from net borrowings under the Facility, somewhat offset in 1997 and 1995 by redemptions and repayments of long-term debt.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $7,728 based upon eligible collateral at December 31, 1997. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended on April 8, 1998, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation is currently $187,959) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation is currently $12,616).

         During the first quarter of 1997, the Company violated the working capital covenant contained in the Facility. This violation occurred during February 1997 when $37,500 of the Liggett Notes were reclassified from long-term to current as a result of the February 1, 1998 mandatory redemption requirement of such Notes, which redemption has now been extended to the maturity date, February 1,

1999. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Liggett Notes; (ii) the maximum permitted working capital deficit, as defined, was reduced to $12,000 (as computed in accordance with the agreement); (iii) the maximum permitted adjusted net worth deficit was increased to $180,000 (as computed in accordance with the agreement); and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent. On April 8, 1998, the Facility was further amended to increase the maximum permitted adjusted net worth and net working capital deficiencies to $195,000 and $17,000, respectively.

         On August 29, 1997, the Facility was amended to permit the Company to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the Liggett note holders. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lenders.

         In November 1997, the Facility was extended until March 8, 1999. At December 31, 1997, the closing balance on the Facility stood at $23,427.

         In 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes") and in 1994, the Company issued $32,850 of Variable Rate Series C Senior Secured Notes (the "Series C Notes"). Interest on the Series B Notes and the Senior C Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5% and 19.75%, respectively. The Series B Notes and Series C Notes (collectively, the "Liggett Notes") required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The Liggett Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount at the option of the Company. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. BGLS or its affiliates may, from time to time, based on current market conditions, purchase Liggett Notes in the open market or in privately negotiated transactions.

         On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, BGL agreed to issue 482,970 shares of BGL's common stock to the holders of record on January 15, 1998 of the Liggett Notes. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. BGL and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes. (Refer to Note 10 to the Company's consolidated financial statements.)

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $192,857 as of December 31, 1997, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 12 to the Company's consolidated financial statements), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the indenture for the Liggett Notes or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         As discussed above, the Liggett Notes require payments at maturity on February 1, 1999 of $144,891. Based on Liggett's results of operations for 1997, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. If Liggett is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of its long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, the Company may be forced to seek protection from creditors under applicable laws. The Company's independent accountants have issued a report covering the Company's December 31, 1997 consolidated financial statements containing an explanatory paragraph that states that these facts raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements of the Company do not include any adjustments that might arise from the outcome of this uncertainty. See Note 2(a) of the Company's consolidated financial statements.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make oral or written "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 (the "Reform Act"), including any statements that may be contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report and in other filings with the Securities and Exchange Commission and in its reports to securityholders which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties and, in connection with the "safe-harbor" provisions of the Reform Act, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. The Company continues to be subject to risk factors endemic to the domestic tobacco industry including, without limitation, health concerns relating to the use of tobacco products and exposure to environmental tobacco smoke, legislation, including tax increases, governmental regulation, privately imposed smoking restrictions, decline in consumption, governmental and grand jury investigations and litigation. Furthermore, the Company is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. In addition, the Company has a high degree of leverage and substantial near-term debt service requirements, a payment at maturity of the Liggett Notes of $144,891 on February 1, 1999, as well as a significant net worth deficiency and working capital deficiency and recent net losses, and is highly dependent upon its revolving credit facility which currently expires in March 1999. See "Capital Resources and Liquidity" for a discussion of certain matters which raise substantial doubt about Liggett meeting its liquidity needs and its ability to continue as a going concern. The Liggett Notes and the Facility contain restrictions on the Company's ability to incur additional debt, grant liens, enter into any new agreements with affiliates and declare or pay cash dividends, among others. Due to such uncertainties and risks, investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date such statements are made. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholder
Liggett Group Inc.

We have audited the consolidated financial statements and the financial statement schedule of Liggett Group Inc. listed in the index on page 15 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liggett Group Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all materially respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company suffered a loss of $14,179,000 for the year ended December 31, 1997 and had net capital and working capital deficiencies of $192,857,000 and $17,542,000, respectively, at December 31, 1997. The Company also has a $144,891,000 principal payment due on its Senior Secured Notes on February 1, 1999 and the Company's revolving credit facility (the "Facility"), which had a balance of $23,427,000 at December 31, 1997, is due on March 8, 1999. The Company's financial resources are not sufficient to repay the Senior Secured Notes when they become due, nor will the Company be able to repay the Facility when it becomes due. In addition, as disclosed in Note 2a to the financial statements, due to the many risk and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2a. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

COOPERS & LYBRAND L.L.P.

Miami, Florida
April 8, 1998

                               LIGGETT GROUP INC.

                           CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except per share amounts)



                                                                        December 31,
                                                                        ------------
                                                                       1997      1996
                                                                       ----      ----
                                       ASSETS

Current assets:
     Accounts receivable:
         Trade, less allowances of $1,062 and $1,280,respectively.    $ 9,572    $19,316
         Other ...................................................        743        744

     Inventories .................................................     35,057     50,122

     Other current assets (Note 6)  ..............................        738      1,205
                                                                      -------    -------

             Total current assets ................................     46,110     71,387

Property, plant and equipment, at cost, less accumulated
    depreciation of $29,452 and $29,511, respectively ............     17,756     18,705

Intangible assets, at cost, less accumulated amortization
    of $19,111 and $17,388, respectively .........................      1,609      3,327

Other assets and deferred charges, at cost, less accumulated
    amortization of $9,000 and $7,410, respectively ..............      3,000      4,258
                                                                      -------    -------

              Total assets .......................................    $68,475    $97,677
                                                                      =======    =======











                                   (continued)

                               LIGGETT GROUP INC.

                (Dollars in thousands, except per share amounts)


                                                                                         December 31,
                                                                                         ------------
                                                                                      1997            1996
                                                                                      ----            ----

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt ......................................    $      28        $  31,807
  Cash overdraft ............................................................          891                6
  Accounts payable, principally trade .......................................        6,413           18,505
  Accrued expenses:
     Promotional ............................................................       26,993           30,257
     Taxes, principally excise taxes ........................................        3,643            7,565
     Estimated allowance for sales returns ..................................        4,750            5,000
     Interest ...............................................................        8,070            8,435
     Settlement accruals ....................................................        4,030               --
     Other ..................................................................        8,834           10,506
                                                                                 ---------        ---------

       Total current liabilities ............................................       63,652          112,081

Long-term debt, less current maturities .....................................      168,112          144,698

Non-current employee benefits ...............................................       11,168           11,340

Other long-term liabilities .................................................       18,400            6,036

Commitments and contingencies (Notes 5 and 12)

Stockholder's equity (deficit):
  Redeemable preferred stock (par value $1.00 per share;
   authorized 1,000 shares; no shares issued and out-
   standing)
 Common stock (par value $0.10 per share; authorized
   2,000 shares; issued and outstanding 1,000 shares)
   and contributed capital .................................................        47,640           49,840
 Accumulated deficit .......................................................      (240,497)        (226,318)
                                                                                 ---------        ---------

         Total stockholder's deficit .......................................      (192,857)        (176,478)
                                                                                 ---------        ---------

         Total liabilities and stockholder's equity (deficit) ..............     $  68,475        $  97,677
                                                                                 =========        =========




                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)


                                                                Year Ended December 31,
                                                                -----------------------
                                                          1997          1996          1995
                                                          ----          ----          ----

Net sales* ........................................    $ 312,268     $ 401,062     $ 455,666
Cost of sales* ....................................      139,310       187,799       212,314
                                                       ---------     ---------     ---------

          Gross profit ............................      172,958       213,263       243,352

Selling, general and administrative expenses ......      151,186       203,214       212,830
Settlement charges ................................       16,527            --         3,976
Restructuring .....................................        1,557         3,296         1,927
                                                       ---------     ---------     ---------

          Operating income ........................        3,688         6,753        24,619

Other income (expense):
    Interest income ...............................           60            23             3
    Interest expense ..............................      (23,755)      (23,901)      (23,449)
    Equity in income (loss) of affiliates .........          498        (1,116)           --
    Sale of assets ................................        3,595         3,669            --
    Miscellaneous, net ............................        1,735            --         1,133
                                                       ---------     ---------     ---------

          (Loss) income before income taxes .......      (14,179)      (14,572)        2,306

Income tax provision ..............................           --         3,800         1,751
                                                       ---------     ---------     ---------

          Net (loss) income .......................    $ (14,179)    $ (18,372)    $     555
                                                       =========     =========     =========

*Net sales and cost of sales include federal excise taxes of $75,316, $104,518 and $123,420 respectively.











                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.
                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in thousands)



                                                      Common                      Total
                                                     Stock and                 Stockholder's
                                                    Contributed                   Equity
                                                      Capital       Deficit      (Deficit)
                                                      -------       -------       ---------

Balance at December 31, 1994 ......................   $ 53,240     $(207,703)    $(154,463)

   Net income .....................................         --           555           555
   Excess of investment over cost basis of
       net assets acquired from indirect parent ...         --          (798)         (798)
                                                      --------     ---------     ---------
Balance at December 31, 1995  .....................     53,240      (207,946)     (154,706)

   Net loss .......................................         --       (18,372)      (18,372)
   Consideration for option to acquire affiliate
       stock in excess of its net assets (Note 13).     (3,400)           --        (3,400)
                                                      --------     ---------     ---------

Balance at December 31, 1996 ......................     49,840      (226,318)     (176,478)

   Net loss .......................................         --       (14,179)      (14,179)
   Excess of investment over cost basis of
       net assets acquired from indirect parent ...     (2,200)           --        (2,200)
                                                      --------     ---------     ---------

Balance at December 31, 1997  .....................   $ 47,640     $(240,497)    $(192,857)
                                                      ========     =========     =========





















                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                    1997          1996          1995
                                                                    ----          ----          ----
Cash flows from operating activities:
    Net income  (loss) ......................................    $ (14,179)    $ (18,372)    $     555
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
      Depreciation and amortization .........................        7,025         7,969         7,972
      Deferred income taxes .................................           --         3,800         1,259
      Gain on sale of property, plant and equipment .........       (3,595)       (3,669)         (375)
      Gain on retirement of notes ...........................       (2,963)           --        (1,273)
      Deferred finance charges and  debt discount
         written off ........................................          130            --           160
      Equity in (income) loss of affiliate ..................         (498)        1,116            --
    Changes in assets and liabilities:
         Accounts receivable ................................        9,745         4,691         7,060
         Inventories ........................................       15,065         4,220        (7,658)
         Accounts payable ...................................      (12,092)         (330)        7,671
         Accrued expenses ...................................       (5,442)        8,479       (10,638)
         Non-current employee benefits ......................         (172)         (276)         (225)
         Other, net .........................................       12,027        (1,461)        9,079
                                                                 ---------     ---------     ---------
             Net cash provided by operating activities ......        5,051         6,167        13,587
                                                                 ---------     ---------     ---------

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment .....        4,494         4,424           570
    Capital expenditures ....................................       (2,462)       (4,319)       (1,104)
    Investment in affiliates ................................       (2,200)       (5,500)         (800)
                                                                 ---------     ---------     ---------
            Net cash used in investing activities ...........         (168)       (5,395)       (1,334)
                                                                 ---------     ---------     ---------

Cash flows from financing activities:
    Repayments of long-term debt ............................       (4,775)         (254)       (8,208)
    Borrowings under revolving credit facility ..............      278,442       351,428       397,873
    Repayments under revolving credit facility ..............     (279,286)     (348,173)     (401,703)
    Deferred finance charges ................................         (149)          (18)           --
    Increase (decrease) in cash overdraft ...................          885        (3,755)         (215)
                                                                 ---------     ---------     ---------
            Net cash used in financing activities ...........       (4,883)         (772)      (12,253)
                                                                 ---------     ---------     ---------

Net change in cash and cash equivalents .....................           --            --            --
Cash and cash equivalents:
    Beginning of period .....................................           --            --            --
                                                                 ---------     ---------     ---------
    End of period ...........................................    $      --     $      --     $      --
                                                                 =========     =========     =========
Supplemental cash flow information:
    Cash payments during the period for:
        Interest ............................................    $  23,491     $  23,228     $  23,196
        Income taxes ........................................    $     162     $     189     $     130





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

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has not yet determined the impact of the implementation of SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 specifies revised guidelines for determining an entity" operating segments and the type and level of financial information to be disclosed. SFAS No. 131 provides for a two-tier test for determining those operating segments that would need to be disclosed for external reporting purposes. In addition to providing the required disclosures for reportable segments, SFAS No. 131 also requires disclosure of certain "second level" information by geographic area and for products/services. SFAS No. 131 also makes a number of changes to existing disclosure requirements. Management believes that the adoption of this pronouncement will not have a material effect on the Company's financial statement disclosures. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued which revises required disclosures about pensions and postretirement benefit plans. SFAS No. 132 is effective for the Company for the year ended 1998. The Company has not yet determined the impact of its implementation.


2.       Summary of Significant Accounting Policies

a.       Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $192,857 as of December 31, 1997, is highly leveraged and has substantial near-term debt service requirements. (See Note 10.) Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 12), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under its revolving credit facility (the

"Facility") or the indenture for the 11.50% Secured Notes due February 1, 1999 and the Variable Rate Series C Senior Secured Notes due February 1, 1999 (together, the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         On January 30, 1998, the Company obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provide, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 10.) At maturity, the Liggett Notes will require a principal payment of $144,891. Based on Liggett's results of operations for 1997, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, the Company has a $40,000 Facility expiring March 8, 1999 under which $23,427 was outstanding at December 31, 1997. While management currently intends to refinance and/or restructure with the Company's note holders the maturity requirements on the Liggett Notes and to extend the Facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. If the Company is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of the Company's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern.

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

c.       Estimates and Assumptions

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1997 and 1996 and the reported amounts of revenues and expenses during the three year period ended December 31, 1997. Significant estimates subject to material changes in the near term include deferred tax assets, allowance for doubtful accounts, promotion accruals, sales returns and allowances, actuarial assumptions of pension plans and litigation and defense costs. Actual results could differ from those estimates.

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

         The Company is required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future discounted cash flows of the underlying business.

g.       Trademarks

         Trademarks are amortized using the straight-line method over twelve years. Amortization expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,723, $1,726 and $1,725, respectively. Management periodically reviews the carrying value of trademarks to determine whether asset values are impaired.

h.       Sales and Sales Returns

         Revenue from sales is recognized upon the shipment of finished goods to customers. The Company provides for expected sales returns, net of related inventory cost recoveries. As Liggett does not have any other lines of business, the Company's financial position and its results of operations could be materially adversely affected by significant unit sales volume declines, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes.

i.        Advertising and Promotional Costs

         Advertising and promotional costs are expensed as incurred. Advertising expenses were $40,534, $74,238 and $75,713 for the years ended December 31, 1997, 1996 and 1995, respectively.

j.       Employee Benefits

         The Company sponsors self-insured health and dental insurance plans for all eligible employees. As a result, the expense recorded for such benefits involves an estimate of unpaid claims as of December 31, 1997 and 1996 which are subject to significant fluctuations in the near term.

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

k.       Income Taxes

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


l.       Legal Costs

         The Company's accounting policy is to accrue legal and other costs related to contingencies as services are performed.


2.       Fair Value of Financial Instruments

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

         As a consequence of certain litigation settlements (see Note 12), Liggett charged approximately $16,421 to operations in the fourth quarter of 1997. Possible future payments under the litigation settlements which are based on a percentage of Liggett's pretax income, if any, will be charged to operations in the period that the Company's operating results are known.


4.       Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables.

         Liggett's customers are primarily candy and tobacco distributors, the military and large grocery, drug and convenience store chains. Liggett's largest single customer accounted for approximately 19.4% in 1997, approximately 13.9% of net sales in 1996 and approximately 11.6% of net sales in 1995. Sales to this customer were primarily in the private label discount market segment. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the remainder of the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates.

5.       Inventories

         Inventories consist of:


                                                                                December 31,
                                                                                ------------
                                                                              1997         1996
                                                                              ----         ----
         Finished goods ................................................    $ 13,273     $ 15,304
         Work-in-process ...............................................       1,926        4,382
         Raw materials .................................................      21,211       31,338
         Replacement parts and supplies ................................       3,545        3,554
                                                                            --------     --------
         Inventories at current cost ...................................      39,955       54,578
         LIFO adjustment ...............................................      (4,898)      (4,456)
                                                                            --------     --------

         Inventories at LIFO cost ......................................    $ 35,057     $ 50,122
                                                                            ========     ========

         The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $10,200 at December 31, 1997.


6.       Sale of Assets

         On May 14, 1996, Liggett sold to the County of Durham certain surplus realty in Durham, North Carolina, for a sale price of $4,300 and recognized a gain of approximately $3,600.

         On April 29, 1996, Liggett executed a definitive agreement (as amended) with Blue Devil Ventures, a North Carolina limited liability partnership, for the sale by Liggett to Blue Devil Ventures of certain surplus realty in Durham, North Carolina, for a sale price of $2,200. The net book value of those assets ($309) for which the agreement was signed was classified as current assets on the Company's Consolidated Balance Sheet as of December 31, 1996. The transaction closed on March 11, 1997. A gain of $1,147 was recognized, net of costs required to prepare the properties for sale and selling costs. (See Note 13 for sales to affiliates.)


7.       Property, Plant and Equipment

         Property, plant and equipment consists of the following:


                                                                                  December 31,
                                                                                  ------------
                                                                                1997         1996
                                                                                ----         ----
         Land and improvements ...........................................    $    411     $    455
         Buildings .......................................................       6,228        5,848
         Machinery and equipment .........................................      40,569       41,913
                                                                              --------     --------
         Property, plant and equipment ...................................      47,208       48,216
         Less accumulated depreciation ...................................     (29,452)     (29,511)
                                                                              --------     --------

         Property, plant and equipment, net ..............................    $ 17,756     $ 18,705
                                                                              ========     ========

8.       Employee Benefits Plans

         Defined Benefit Retirement Plans

         Prior to 1994, substantially all of Liggett's employees participated in two noncontributory defined benefit retirement plans sponsored by BGLS. The Company records as an expense the portion of BGLS' annual funding requirements applicable to the Company. There was no pension expense recorded in 1997, 1996 or 1995.

         Future Pension Benefits to be Funded by BGLS

         Actuarial estimates of the total future minimum pension benefits to be funded by BGLS, prior to the effect of unamortized purchase accounting adjustments, are as follows:


         1998.................................................     $  350
         1999.................................................        300
         2000.................................................        300
         2001.................................................        250
         2002.................................................        200
         Thereafter ..........................................      2,000
                                                                   ------

            Total.............................................     $3,400
                                                                   ======

         Postretirement Medical and Life Insurance Plans

         Substantially all of Liggett's employees are eligible for certain postretirement benefits if they reach retirement age while working for the Company. Effective January 1, 1995, retirees are required to fund 100% of participant medical premiums.

         The components of net periodic postretirement benefit expense are as follows:


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                   1997      1996       1995
                                                                   ----      ----       ----
          Service cost, benefits attributed to employee
              service during the year .........................    $  24     $  68     $    68
          Interest cost on accumulated postretirement
              benefit obligation ..............................      703       829         970
          Charge for special termination benefits .............       47       137         489
          Amortization of net gain ............................     (193)      (92)        (26)
                                                                   -----     -----     -------

          Net periodic postretirement benefit expense .........    $ 581     $ 942     $ 1,501
                                                                   =====     =====     =======

         The following sets forth the actuarial present value of the Accumulated Postretirement Benefit Obligation ("APBO") applicable to each employee group for benefits:


                                                                           December 31,
                                                                           ------------
                                                                         1997         1996
                                                                         ----         ----

               Retired employees ..................................    $  6,870     $  7,899
               Active employees - fully eligible ..................         498          674
               Active employees - not fully eligible ..............         810          515
                                                                       --------     --------

                                                                          8,178        9,088

               APBO ...............................................       3,992        3,324
               Purchase accounting valuation adjustment
                    related to income taxes .......................        (963)      (1,072)
                                                                       --------     --------

               Postretirement liability ...........................    $ 11,207     $ 11,340
                                                                       ========     ========


         The APBO at December 31, 1997 and 1996 was determined using discount rates of 7.5% and 8%, respectively, and a health care cost trend rate of 4% in 1997 and 1996. A 1% increase in the trend rate for health care costs would have increased the APBO and net periodic postretirement benefit expense by $360 and $26, respectively, for the year ended December 31, 1997. The Company does not hold any assets reserved for use in the plan.

         Profit Sharing Plans

         Liggett's 401(k) plans originally called for Company contributions matching up to a 3% employee contribution, plus additional Company contributions of up to 6% of salary based on the achievement of Company profit objectives. Effective January 1, 1994, the Company suspended the 3% match for the salaried employees' 401(k) Plan, but reinstated it on April 1, 1996. The Company contributed and expensed $497, $591 and $900 to the 401(k) plans for the years ended December 31, 1997, 1996 and 1995, respectively.

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

         The amounts provided for income taxes are as follows:


                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                     1997      1996       1995
                                                                     ----      ----       ----
          Current:
              Federal .........................................    $     --    $   --    $  (233)
              State ...........................................          --        --        216

          Deferred:
              Federal .........................................          --     3,800      1,768
              State ...........................................          --        --         --
                                                                   --------    ------    -------

          Total tax provision .................................    $     --    $3,800    $ 1,751
                                                                   ========    ======    =======

         Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:


                                                               1997                     1996
                                                               ----                     ----
                                                            Deferred Tax            Deferred Tax
                                                         Asset     Liability      Asset     Liability
                                                        ------     ---------      -----     ---------
          Sales and product allowances .............    $ 1,738     $    --      $ 2,504     $    --
          Inventory ................................        457       1,568        1,269         683
          Coupon accruals ..........................      2,369          --        4,492          --
          Property, plant and equipment ............         --       4,427           --       4,890
          Employee benefit plan accruals ...........      4,680          --        5,303          --
          USDA marketing assessment ................      1,312          --        1,681          --
          Tobacco litigation settlements ...........      7,872          --        1,229          --
          Difference in basis in investment ........      2,535          --        1,864          --
          Net operating loss carryforward ..........     11,506          --        7,244          --
          Valuation allowance ......................    (26,474)         --      (20,013)         --
          Reclassifications ........................     (5,995)     (5,995)      (5,573)     (5,573)
                                                        -------     -------      -------     -------

          Total deferred taxes......................    $     -     $     -      $     -     $     -
                                                        =======     =======      =======     =======

         The $26,474 net valuation allowance at December 31, 1997 is composed of $24,265 for net deferred assets arising from items which have been reflected in book income or loss and $2,209 for deferred assets arising for basis differences in the investments which were reflected as direct entries to equity.

         Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rates are summarized as follows:



                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                     1997         1996        1995
                                                                     ----         ----        ----
          (Loss) income before income taxes ...................    $(14,179)    $(14,572)    $2,306
                                                                   ========     ========     ======

          Federal income tax at statutory rates ...............    $ (4,963)    $ (5,100)    $  807
          Increases (decreases) resulting from:
              State income tax expense (benefit) net of
                 federal income tax expense (benefit)..........          --         (634)       216
              Other, net ......................................      (1,498)        (247)       285
              Change in valuation allowance ...................       6,461        9,781        443
                                                                   --------     --------     ------

          Total tax provision .................................    $     --     $  3,800     $1,751
                                                                   ========     ========     ======

         As of December 31, 1997, the Company's net operating loss ("NOL") carryforward pursuant to its tax sharing agreement with BGL is approximately $29,000 which expires from 2008 to 2012. However, if the Company were deconsolidated from BGL, its allocable share of NOL could be significantly different. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company established a valuation allowance against deferred tax assets of $26,474 and $20,013 at December 31, 1997 and 1996, respectively.

10.      Long-Term Debt

         Long-term debt consists of the following:


                                                                                             December 31,
                                                                                             ------------
                                                                                         1997                 1996
                                                                               ------------------------     ---------
                                                                               Estimated      Carrying      Carrying
                                                                               Fair Value       Value         Value
                                                                               ----------     --------      ---------
          11.5% Senior Secured Notes due February 1, 1999
             net of unamortized discount of $206 and
             $424, respectively ............................................    $  75,312     $ 112,406     $ 119,688
          Variable Rate Series C Senior Secured Notes due
             February 1, 1999 ..............................................       23,564        32,279        32,279
          Borrowings outstanding under revolving credit
             facility ......................................................       23,427        23,427        24,272
          Other ............................................................           28            28           266
                                                                                ---------     ---------     ---------
                                                                                  122,331       168,140       176,505

          Current portion ..................................................          (28)          (28)      (31,807)
                                                                                ---------     ---------     ---------

          Amount Due After One Year ........................................    $ 122,303     $ 168,112     $ 144,698
                                                                                =========     =========     =========

         Maturities of long-term debt, net of discount, at December 31, 1997 are as follows:


                           1998...............................................     $     28
                           1999...............................................      168,112
                                                                                   --------

                                   Total .....................................     $168,140
                                                                                   ========

         Senior Secured Notes

         On February 14, 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes"). Interest on the Series B Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5%. The Series B Notes and Series C Notes referred to below (collectively, the "Liggett Notes") required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of the Series B Notes were purchased using revolver availability and credited against the mandatory redemption requirements. The transaction resulted in a net gain of $2,963. The Liggett Notes are collateralized by substantially all of the assets of the Company, excluding inventories and receivables. Eve is a guarantor for the Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount at the option of the Company. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others.

         The Series C Notes, issued in 1994, have the same terms (other than interest rate) and stated maturity as the Series B Notes. The Series C Notes bore a 16.5% interest rate, which was reset on February 1, 1995 to 19.75%.

         On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, BGL agreed to issue 482,970 shares of BGL's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, the Company will record a non-cash charge of approximately $4,100 during the first quarter of 1998 reflecting the fair value of the instruments issued. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. BGL and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes and to subordinate, until repayment in full of all amounts outstanding in respect of the Liggett Notes, their reimbursement rights with respect to the guarantee of borrowings under the Facility made in connection with the Company's August 1, 1997 interest installment and any future advances in connection with the guarantee of the August 1, 1998 interest payment. In consideration of, among other things, the contribution of the BGL common stock, the waiver of certain management and other fees, the guarantee of the interest payments and subordination of certain reimbursement rights, the Company transferred its ownership interest in, and options to acquire additional shares of stock of Liggett-Ducat Ltd. ("Liggett-Ducat") to Brooke (Overseas) Ltd. ("BOL"). In addition, the Liggett Noteholders were granted a security interest in 16% of the stock of Liggett-Ducat or a successor entity held by BOL.

         On February 1, 1999, all of the Liggett Notes, approximately $144,891, will reach maturity. There are no refinancing or restructuring arrangements in place at this time for the notes and no assurances can be given in this regard. (Refer to Note 2 (a).)

         Revolving Credit Facility

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $7,728 based upon eligible collateral at December 31, 1997. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation is currently $187,959) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation is currently $12,616). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note
12) shall constitute an event of default under the Facility.

         During the first quarter of 1997, the Company violated the working capital covenant contained in the Facility as a result of the 1998 mandatory redemption payment on the Liggett Notes becoming due within one year. On March 19, 1997, the lead lender agreed to waive this covenant default, and the Facility was amended as follows: (i) the working capital definition was changed to exclude the current portion of the Liggett Notes; (ii) the maximum permitted working capital deficit, as defined, was reduced to $12,000; (iii) the maximum permitted adjusted net worth deficit was increased to $180,000; and (iv) the permitted advance rates under the Facility for eligible inventory were reduced by five percent. On April 8, 1998, the Facility was further amended to increase the maximum permitted adjusted net worth and net working capital deficiencies to $195,000 and $17,000, respectively.

         On August 29, 1997, the Facility was amended to permit the Company to borrow an additional $6,000 which was used on that date in making the interest payment of $9,700 due on August 1, 1997 to the Liggett note holders. BGLS guaranteed the additional $6,000 advance under the Facility and collateralized the guarantee with $6,000 in cash, deposited with Liggett's lenders.

          In November 1997, the Facility was extended until March 8, 1999. For information concerning Liggett's substantial near-term debt service requirements and other related matters, see Note 2(a).

11.      Operating Leases

         At December 31, 1997, the Company has operating leases for building space and computer equipment. The future minimum lease payments are as follows:



               1998 ...........................................    $1,651
               1999 ...........................................       653
               2000 ...........................................       198
               2001 ...........................................       185
               2002 ...........................................        62
                                                                   ------

                    Total .....................................    $2,749
                                                                   ======

         Rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $2,919, $3,121 and $3,112, respectively.


12.      Commitments and Contingencies

TOBACCO-RELATED LITIGATION:

         OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or BGL). There has been a noteworthy increase in the number of cases pending against both Liggett and the other tobacco companies. The cases generally fall into three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"), (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions") and (iii) health care cost recovery actions brought by state and local governments, although recently numerous health care cost recovery actions have been commenced on behalf of other third-party payors including asbestos manufacturers, unions and taxpayers ("Attorneys General Actions"). As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. In 1995 and 1996, approximately $1,500 and $6,500, respectively, in counsel fees and costs were paid. In 1995 and 1996, Liggett incurred additional fees and costs in connection with tobacco-related litigation in the amount of approximately $4,500 and $3,500, respectively. In 1997, Liggett incurred fees and costs in the amount of approximately $5,750. The future financial impact on Liggett of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

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

         INDIVIDUAL ACTIONS. As of December 31, 1997, there were approximately 250 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 108 are pending in the State of Florida, 82 are pending in the State of New York and 19 are pending in the State of Texas. The balance of individual cases are pending in 16 states. There are four individual cases pending where Liggett is the only named defendant.

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

         CLASS ACTIONS. As of December 31, 1997, there were approximately 40 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, Fletcher, et al. v. Brooke Group Ltd., et al. and Walker, et al. v. Liggett Group Inc., et al. have been settled, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

         On October 31, 1991, an action entitled Broin, et al. v. Philip Morris Incorporated, et al., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. On October 10, 1997, the other major tobacco companies settled this matter which settlement provides for a release of Liggett and BGL. In February 1998, the Circuit Court approved the settlement, however, a Notice of Appeal was filed in the Third District Court of Appeal by an objector to the settlement.

         On March 25, 1994, an action entitled Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. On February 17, 1995, the District Court granted plaintiffs' motion for class certification (the "Class Certification Order").

         On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the Class Certification Order and instructed the District Court to dismiss the class complaint. The Fifth Circuit ruled that the District Court erred in its analysis of the class certification issues by failing to consider how variations in state law affect predominance of common questions and the superiority of the class action mechanism. The appeals panel also held that the District Court's predominance inquiry did not include consideration of how a trial on the merits in Castano would be conducted. The Fifth Circuit further ruled that the "addiction-as-injury" tort is immature and, accordingly, the District Court could not know whether common issues would be a "significant" portion of the individual trials. According to the Fifth Circuit, any savings in judicial resources that class certification may bring about is speculative and would likely be overwhelmed by the procedural problems certification brings. Finally, the Fifth Circuit held that in order to make the class action manageable, the District Court would be forced to bifurcate issues in violation of the Seventh Amendment.

         The extent of the impact of the Castano decision on tobacco-related class action litigation is still uncertain, although the decertification of the Castano class by the Fifth Circuit may preclude any federal court from certifying a nationwide class action for trial purposes with respect to tobacco-related claims. The Castano decision has had, however, only limited effect with respect to courts' decisions regarding narrower tobacco-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in New York, Louisiana and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two class actions pending in state court in Florida have also been certified and one of the actions, the Broin case, had begun trial before settling in 1997. The Castano decision has had no measurable impact on litigation brought by or on behalf of single individual claimants.

         ATTORNEYS GENERAL ACTIONS. As of December 31, 1997, 39 Attorneys General actions were filed against Liggett and BGL. In February 1998, one additional action was commenced. As more fully discussed below, through March 1998, Liggett has settled 37 of these actions. In addition, Liggett has reached settlements with 6 Attorneys General representing states or territories which have not yet commenced litigation. As of December 31, 1997, there were approximately 35 additional third-party payor actions pending. In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

         SETTLEMENTS. In March 1996, Liggett and BGL entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement and a $5,000 payment from Liggett if Liggett or BGL fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of settlement. Liggett and BGL have the right to terminate the Castano settlement under certain circumstances. On March 14, 1996, Liggett, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the Castano settlement or, if earlier, the completion by Liggett or BGL of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay Liggett $250,000 within 30 days of the more favorable agreement and offer Liggett and BGL the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by Liggett in accordance with its terms, Liggett and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If Liggett or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On September 6, 1996, shortly after the class was decertified, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

         In March 1996, Liggett and BGL entered into a settlement of tobacco-related litigation with the Attorneys General of Florida, Louisiana, Massachusetts, Mississippi and West Virginia (the "March 1996 Settlements"). The March 1996 Settlements release Liggett and BGL from all tobacco-related claims including claims for health case cost reimbursement and claims concerning sales of cigarettes to minors. Certain of the terms of the March 1996 Settlements are summarized below.

         Under the March 1996 Settlements, the five settling states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid on March 22, 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by Liggett or BGL with another defendant in the lawsuits. In addition, Liggett will be required to pay the settling states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2-1/2% of Liggett's pretax income, subject to increase to 7-1/2% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the settling states $5,000 if Liggett or BGL fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the March 1996 Settlements.

         Settlement funds received by the Attorneys General will be used to reimburse the states for smoking-related health care costs. Liggett and BGL also have agreed to phase in compliance with certain of the proposed interim FDA regulations on the same basis as provided in the Castano settlement. Liggett and BGL have the right to terminate the March 1996 Settlements with respect to any settling state if any of the remaining defendants in the litigation succeed on the merits in that state's respective Attorney General action. Liggett and BGL may also terminate the March 1996 Settlements if they conclude that too many states have filed Attorney General actions and have not settled such cases with Liggett and BGL.

         On March 20, 1997, Liggett, BGL and the five settling states executed an addendum pursuant to which Liggett and BGL agreed to provide to the five settling states, among other things, the additional cooperation and compliance with advertising restrictions that is provided for in the March 1997 Settlements (discussed below). Also, pursuant to the addendum, the initial settling states agreed to use best efforts to ensure that in the event of a global tobacco settlement enacted through federal legislation or otherwise, Liggett's and BGL's financial obligations under such a global settlement would be no more onerous than under this settlement.

         At December 31, 1995, Liggett had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements. At December 31, 1997, in connection with the March 1998 Settlements, the Company accrued $16,421 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued with respect to the recent settlements discussed below. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

         In March 1997, Liggett and BGL entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General (settlements with these 21 Attorneys General and with the nationwide class are hereinafter referred to as the "March 1997 Settlements"). On March 12, 1998, Liggett and BGL, announced settlements with the Attorneys General of 14 states, the District of Columbia and the U.S. Virgin Islands (the "March 1998 Settlements"). On March 26, 1998, Liggett and BGL settled with the Attorney General of Georgia. The foregoing settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the Attorneys General and, upon court approval, the nationwide class.

         The states and territories where settlements have been reached with Attorneys General are: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, U.S. Virgin Islands, Washington, West Virginia, Wisconsin and Wyoming. Other states have either recently filed health care cost recovery actions or indicated intentions to do so. Both Liggett and BGL will endeavor to resolve those actions on substantially the same terms and conditions as the March 1998 Settlements, however, there can be no assurance that any such settlements will be completed.

         As mentioned above, in March 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al.
v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Company anticipates that should the court in Fletcher, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against Liggett and BGL. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released in the nationwide class action. As the class definition in Fletcher encompasses all individual and third party-payor claimants, it is anticipated that upon final order and judgment, all such class members would be barred from further prosecution of tobacco-related claims against Liggett and BGL.

         In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether, or when, such court approval will be obtained.

         The Walker court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal. The Walker court relied on the Supreme Court's decision in Amchem Products Inc. v. Windsor in reaching its decision. In Amchem, the Supreme Court affirmed a decision of the Third Circuit vacating the certification of a settlement class that involved asbestos-exposure claims. The Supreme Court held that the proposed settlement class did not meet the requirements for Rule 23 of the Federal Rules of Civil Procedure for predominance of common issues and adequacy of representation. The Third Circuit had held that, although classes could be certified for settlement purposes only, Rule 23's requirements had to be satisfied as if the case were going to be litigated. The Supreme Court agreed that the fairness and adequacy of the settlement are not pertinent to the predominance inquiry under Rule 23(b)(3), and thus, the proposed class must have sufficient unity so that absent class members can fairly be bound by decisions of class representatives.

         After the Amchem opinion was issued by the Supreme Court on June 25, 1997, objectors to Liggett's settlement in Walker moved for decertification. Although Liggett's settlements, particularly in the Walker action, are "limited fund" class action settlements proceeding under Rule 23(b)(1), and Amchem was a Rule 23(b)(3) case, the court in the Walker action, nonetheless, decertified the Walker class. Applying Amchem to the Walker case, the District Court, in a decision issued on August 5, 1997, determined that while plaintiffs in Walker have a common interest in "maximizing the limited fund available from the defendants," there remained "substantial conflicts among class members relating to distribution of the fund and other key concerns" that made class certification inappropriate.

         The Amchem decision's ultimate effect on the viability of the Walker and Fletcher settlements remains uncertain given the Fifth Circuit's recent ruling reaffirming the limited fund class action settlement in In re Asbestos Litigation ("Ahearn"). In June 1997, the Supreme Court remanded Ahearn to the Fifth Circuit for consideration in light of Amchem. On remand, the Fifth Circuit made two decisive distinctions between Amchem and Ahearn. First, the Ahearn class action proceeded under Rule 23(b)(1) while Amchem was a Rule 23(b)(3) case and second, in Ahearn, there was no allocation or difference in award, according to nature or severity of injury, as there was in Amchem. The Fifth Circuit concluded that all members of the class and all class representatives share common interests and none of the uncommon questions, abounding in Amchem, exist.

         The remaining material terms of the March 1996 Settlements, the March 1997 Settlements and the March 1998 Settlements are described below.

         Pursuant to each of the settlements, both Liggett and BGL agreed to cooperate fully with the Attorneys General and the nationwide class in their respective lawsuits against the tobacco industry. Liggett and BGL agreed to provide to these parties all relevant tobacco documents in their possession, other than those subject to claims of joint defense privilege, and to waive, subject to court order, certain attorney-client privileges and work product protections regarding Liggett's smoking-related documents to the extent Liggett and BGL can so waive these privileges and protections. The Attorneys General and the nationwide class agreed to keep Liggett's documents under protective order and, subject to final court approval, to limit their use to those actions brought by parties to the settlement agreements. Those documents that may be subject to a joint defense privilege with other tobacco companies will not be produced to the Attorneys General or the nationwide class, but will be, pursuant to court order, submitted to the appropriate court and placed under seal for possible in camera review. Additionally, under similar protective conditions, Liggett and BGL agreed to offer their employees for witness interviews and testimony at deposition and trial. Pursuant to both settlement agreements, Liggett also agreed to place an additional warning on its cigarette packaging stating that "Smoking is Addictive" and to issue a public statement, as requested by the Attorneys General. Liggett has commenced distribution of cigarette packaging which displays the new warning label.

         Pursuant to the March 1996 Settlements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the third anniversary of the settlement, would receive certain settlement benefits, including limitations on potential liability. Pursuant to the agreement, any such combining tobacco company would be released from the lawsuits brought by the five initial settling states. Such combining tobacco company would be obligated to pay into the settlement fund within sixty days of becoming bound to the agreement $135,000, and make annual payments of 2.5% of the combining company's pre-tax income (but not less than $30,000 per year). Such combining tobacco company would also have to comply with the advertising and access restrictions provided for in the agreement, and would have to withdraw their objections to the FDA rule.

         Pursuant to the March 1997 Settlements, any other tobacco company defendant, except Philip Morris, merging or combining with Liggett or BGL, prior to the fourth anniversary of the settlements, would receive certain settlement benefits, including limitations on potential liability for affiliates not engaged in domestic tobacco operations and a waiver of any obligation to post a bond to appeal any future adverse judgment. In addition, within 120 days following any such combination, Liggett would be required to pay the settlement fund $25,000. Under all settlements, the plaintiffs have agreed not to seek an injunction preventing a defendant tobacco company combining with Liggett or BGL from spinning off any affiliate which is not engaged in the domestic tobacco business.

         Pursuant to the March 1998 Settlements, Liggett is required to pay each of settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The liability was computed using a discount rate of 18%. The aggregate liability under the March 1996 Settlements, the March 1997 Settlements, and the March 1998 Settlements is $39,556, the present value of which, when discounted at the rate of 18% per annum, is $19,365 at December 31, 1997. Minimum payments to be made for these settlements over the next five years and thereafter are: 1998: $4,044; 1999: $4,406; 2000: $4,406; 2001: $4,465:
2002: $4,518; thereafter: $17,717. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 Settlements and the March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements. In the case of the March 1997 Settlements, in the event that the Fletcher class is approved, monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. In all settlements, Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present. The March 1998 Settlements provide for additional restrictions and regulations on Liggett's advertising, including a prohibition on outdoor advertising and product advertising on the Internet and on payments for product placement in movies and television.

         Under all settlements, Liggett and BGL are also entitled to most favored nation treatment in the event any settling Attorney General reaches a settlement with any other defendant tobacco company. Under the March 1996 Settlements and March 1997 Settlements, in the event of a global settlement involving federal legislation with any other defendant tobacco company, the settling Attorneys General agreed to use their "best efforts" to ensure that the Liggett and BGL's liability under such legislation should be no more onerous than under these settlements. Under the March 1998 Settlements, the settling Attorneys General agreed to write letters to Congress and the President of the United States to ensure that Liggett and BGL's liability under any such legislation should be more onerous than under these settlements.

         Copies of the various settlement agreements are filed as exhibits to the Company's Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

         TRIALS. Liggett is a defendant in trials currently proceeding in the State of Minnesota by Hubert H. Humphrey, III, its Attorney General and Blue Cross and Blue Shield of Minnesota v. Philip Morris Incorporated, et al., District Court of the Second Judicial District, Ramsey County, Minnesota, which commenced on January 20, 1998. Liggett settled the claims of the State of Minnesota on March 20, 1997, but still remains a defendant in the case with respect to the State's co-plaintiff, Blue Cross and Blue Shield of Minnesota. Liggett is also a defendant in Dunn and Wiley v. RJR Nabisco Holdings Corp., et al., Superior Court, Delaware County, Indiana, which trial commenced on February 9, 1998. There are several other trial dates scheduled during 1998 for individual cases; however, trial dates are subject to change.

         PROPOSED RESOLUTION. In June 1997, Philip Morris Incorporated ("Philip Morris"), R. J. Reynolds Tobacco Company ("RJR"), B&W, Lorillard Tobacco Company ("Lorillard") and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution (the "Resolution"). The proposed Resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States.

         The proposed Resolution includes provisions relating to advertising and marketing restrictions, product warnings and labeling, access restrictions, licensing of tobacco retailers, the adoption and enforcement of "no sales to minors" laws by states, surcharges against the industry for failure to achieve underage smoking reduction goals, regulation of tobacco products by the FDA, public disclosure of industry documents and research, smoking cessation programs, compliance programs by the industry, public smoking and smoking in the workplace, enforcement of the proposed Resolution, industry payments and litigation.

         The proposed Resolution would require the FDA to impose annual surcharges on the industry if targeted reductions in underage smoking incidence are not achieved in accordance with a legislative timetable. The surcharge would be based upon an approximation of the present value of the profit the companies would earn over the lives of all underage consumers in excess of the target, and would be allocated among participating manufacturers based on their market share of the United States cigarette industry.

         The proposed Resolution would require participating manufacturers to make substantial payments in the year of implementation and thereafter ("Industry Payments"). Participating manufacturers would be required to make an aggregate $10 billion initial Industry Payment on the date that federal legislation implementing the terms of the proposed Resolution is signed. This Industry Payment would be based on relative market capitalization. Thereafter, the participating companies would be required to make specified annual Industry Payments determined and allocated among the companies based on volume of domestic sales as long as the companies continue to sell tobacco products in the United States. These Industry Payments, which would begin on December 31 of the first full year after implementing federal legislation is signed, would be in the following amounts (at 1996 volume levels) -- year 1: $8.5 billion; year 2:
$9.5 billion; year 3: $11.5 billion; year 4: $14 billion; and each year thereafter: $15 billion. These Industry Payments would be increased by the greater of 3% or the previous year's inflation rate, and would be adjusted to reflect changes from 1996 domestic sales volume levels.

         The Industry Payments would be separate from any surcharges. The Industry Payments would receive priority and would not be dischargeable in any bankruptcy or reorganization proceeding and would be the obligation only of entities selling tobacco products in the United States (and not their affiliated companies). The proposed Resolution provides that all payments by the industry would be ordinary and necessary business expenses in the year of payment, and no part thereof would be either in settlement of an actual or potential liability for a fine or penalty (civil or criminal) or the cost of a tangible or intangible asset. The proposed Resolution would provide for the pass-through to consumers of the annual Industry Payments in order to promote the maximum reduction in underage use.

         If enacted, the federal legislation provided for in the proposed Resolution would settle present attorney general health care cost recovery actions (or similar actions brought by or on behalf of any governmental entity other than the federal government), parens patriae and smoking and health class actions and all "addiction"/dependence claims, and would bar similar actions from being maintained in the future. However, the proposed Resolution provides that no stay applications will be made in pending governmental actions without the mutual consent of the parties. The proposed Resolution would not affect any smoking and health class action or any health care cost recovery action that is reduced to final judgment before implementing federal legislation is effective.

         Under the proposed Resolution, the rights of individuals to sue the tobacco industry would be preserved, except as expressly changed by implementing federal legislation. Claims, however, could not be maintained on a class or other aggregated basis, and could be maintained only against tobacco manufacturing companies (and not their retailers, distributors or affiliated companies). In addition, all punitive damage claims based on past conduct would be resolved as part of the proposed Resolution, and future claimants could seek punitive damages only with respect to claims predicated upon conduct taking place after the effective date of implementing federal legislation. Finally, except with respect to actions pending as of June 9, 1997, third-party payor (and similar) claims could be maintained only if based on subrogation of individual claims. Under subrogation principles, a payor of medical costs can seek recovery from a third party only by "standing in the shoes" of the injured party and being subject to all defenses available against the injured party.

         The proposed Resolution contemplates that participating tobacco manufacturers would enter into a joint sharing agreement for civil liabilities relating to past conduct. Judgments and settlements arising from tort actions would be paid as follows: The proposed Resolution would set an annual aggregate cap of up to 33% of the annual base Industry Payment (including any reductions for volume declines). Any judgments or settlements exceeding the cap in a particular year would roll over into the next year. While judgments and settlements would run against the defendant, they would give rise to an 80-cents-on-the-dollar credit against the annual Industry Payment. Finally, any individual judgments in excess of $1 million would be paid at the rate of $1 million per year unless every other judgment and settlement could first be satisfied within the annual aggregate cap. In all circumstances, however, the companies would remain fully responsible for costs of defense and certain costs associated with the fees of attorneys representing certain plaintiffs in the litigation settled by the proposed Resolution.

         Under the proposed Resolution, Liggett and BGL would be deemed to be a "non-participating manufacturer". The proposed Resolution provides, among other things, that a non-participating manufacturer would be required to place into escrow, each year, an amount equal to 150% of its share of the payment required of participating manufacturers (other than the portion allocated to public health programs and federal and state enforcement). These funds would be earmarked for potential liability payments and could be reclaimed, with interest, after 35 years, to the extent they had not been paid out in liability.

         The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi, Florida and Texas. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett and BGL.

         OTHER RELATED MATTERS. On March 20, 1997, RJR, Philip Morris, B&W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing Liggett and BGL and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court on April 9, 1997. This ruling is currently on appeal by Liggett and BGL. On June 5, 1997, the North Carolina Supreme Court denied Liggett's Motion to Stay the case pending appeal. On March 24, 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

         Liggett understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible violations of criminal law relating to the activities of The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

         In March 1996, and in each of March, July, October and December 1997, Liggett and/or BGL received subpoenas from a Federal grand jury in connection with an investigation by the United States

Department of Justice (the "DOJ Investigation") involving the industry's knowledge of the health consequences of smoking cigarettes; the targeting of children by the industry and the addictive nature of nicotine and the manipulation of nicotine by the industry. Liggett has responded to the March 1996, March 1997 and July 1997 subpoenas and is in the process of responding to the October and December 1997 subpoenas. Liggett understands that the Eastern District Investigation and the DOJ Investigation have, for all intents and purposes, been consolidated into one investigation being conducted by the Department of Justice. Liggett and BGL are unable, at this time, to predict the outcome of this investigation.

         Litigation is subject to many uncertainties, and it is possible that some of the aforementioned actions could be decided unfavorably against Liggett or BGL. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Liggett is unable to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation.

         Liggett is unable to make a meaningful estimate with respect to the amount of loss that could result from an unfavorable outcome of the cases pending against the Company, because the complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are usually stated as being for at least the minimum necessary to invoke the jurisdiction of the court.

         Third-party payor claimants and others have set forth several additional variations on relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys' fees. Nevertheless, no specific amounts are provided. It is, however, understood that requested damages against the tobacco company defendants in these cases may be in the billions of dollars.

         It is possible that Liggett's consolidated financial position, results of operation and cash flow could be materially adversely affected by an unfavorable outcome in any of such pending tobacco-related litigation.

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


LEGISLATION AND REGULATION:

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

         In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect, however, on December 15, 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health.

         On February 20, 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under a previously established tobacco rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett and BGL.

         In April 1994, the United States Occupational Safety and Health Administration ("OSHA") issued a proposed rule that could ultimately ban smoking in the workplace. Hearings were completed during 1995. OSHA has not yet issued a final rule or a proposed revised rule. While Liggett cannot predict the outcome, some form of federal regulation of smoking in workplaces may result.

         In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas.

         As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. In a speech on September 17, 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett and BGL.

         In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time, Liggett is not able to evaluate.

13.      Related Party Transactions

         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat's tobacco operations from BOL, for $2,100. Liggett-Ducat produces and markets cigarettes in Russia. Liggett also acquired on that date for $3,400 a ten-year option to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. On March 13, 1997, Liggett acquired a second ten-year option to purchase BOL's remaining shares in Liggett-Ducat (an additional 33%) for $2,200 of which $2,049 was paid in cash. Liggett accounted for its investment in Liggett-Ducat under the equity method of accounting. Liggett's equity in the net income of Liggett-Ducat amounted to $498 for the year ended December 31, 1997. On December 31, 1997, the carrying value of Liggett-Ducat amounted to $1,208. The excess of the cost of the option over carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit. On January 30, 1998, in connection with the restructuring of the Liggett Notes, BOL acquired the Liggett-Ducat shares and options held by Liggett. (Refer to Note 10.)

         On April 28, 1997, BOL purchased excess production equipment from Liggett for $3,000. Liggett recognized a gain of $2,578.

         During 1995 and 1996, Liggett provided certain administrative and technical support to Liggett-Ducat in exchange for which Liggett-Ducat provided assistance to Liggett in its pursuit of selling cigarettes in the Russian Republic. The expenses associated with Liggett's activities amounted to $76 and $229 for the years ended December 31, 1996 and 1995, respectively.

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

         Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $3,318 in 1997, $3,160 in 1996 and $3,010 in 1995. This fee is in addition to the management fee and overhead reimbursements described above. In connection with the January 30, 1998 amendment to the Liggett Notes Indenture, BGL and BGLS agreed to waive corporate services and management fees above $3,600 per year, effective January 1, 1998.

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

         During 1997, the Company reduced its headcount by 108 full-time positions and recorded a $1,964 restructuring charge to operations ($407 of which was included in cost of sales) for severance programs, primarily salary continuation and related benefits for terminated employees. The Company expects to continue its cost reduction programs. Of the total restructuring recorded during 1997, $1,671 was funded during 1997, leaving $293 remaining to be funded in 1998.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholder
Eve Holdings Inc.

We have audited the accompanying balance sheets of Eve Holdings Inc. (the "Company") as of December 31, 1997 and 1996 and the related statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eve Holdings Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company's revenues are comprised solely of royalties and interest from Liggett Group Inc. ("Liggett"). Liggett suffered a lost of $14,179,000 for the year ended December 31, 1997 and had net capital and working capital deficiencies of $192,857,000 and $17,542,000, respectively, at December 31, 1997. Liggett also has a $144,891,000 principal payment due on its Senior Secured Notes on February 1, 1999 and Liggett's revolving credit facility (the "Facility"), which has a balance of $23,427,000 at December 31, 1997, is due on March 8, 1999. Liggett's financial resources are not sufficient to repay the Senior Secured Notes when they become due, nor will Liggett be able to repay the Facility when it becomes due. In addition, due to the many risk and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that Liggett will be able to meet its future earnings or cash flow goals. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



COOPERS & LYBRAND L.L.P.

Miami, Florida
April 8, 1998

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                    December 31,
                                                                                    ------------
                                                                                 1997         1996
                                                                                 ----         ----

                                                 ASSETS

Cash ......................................................................    $      1     $     --

Office equipment ..........................................................           2            2

Trademarks, at cost, less accumulated amortization of
     $18,995 and $17,294, respectively ....................................       1,418        3,119
                                                                               --------     --------

               Total assets ...............................................    $  1,421     $  3,121
                                                                               ========     ========

                             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Federal income taxes currently payable to parent ..........................    $     91     $    --

Dividends payable .........................................................       1,273        4,623

Cash overdraft ............................................................          --           92

Other current liabilities .................................................           3           19

Deferred income taxes .....................................................         496        1,092
                                                                               --------     --------

               Total liabilities ..........................................       1,863        5,826
                                                                               --------     --------

Stockholder's equity (deficit):
     Common stock (par value $1.00 per share; authorized,
        issued and outstanding 100 shares) and contributed
        capital ...........................................................      45,442       46,548

     Receivables from parent:
          Note receivable - interest at 14%, due no sooner
               than February 1, 1999 ......................................     (44,520)     (44,520)
          Other ...........................................................      (1,364)      (4,733)
                                                                               --------     --------

               Total stockholder's equity (deficit)  ......................        (442)      (2,705)
                                                                               --------     --------

               Total liabilities and stockholder's equity (deficit) .......    $  1,421     $  3,121
                                                                               ========     ========


                  The accompanying notes are an integral part
                         of these financial statements.

                                EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS

                             (Dollars in thousands)


                                                         Year Ended December 31,
                                                         -----------------------
                                                        1997       1996      1995
                                                        ----       ----      ----
Revenues:
    Royalties - parent ...........................    $ 7,122    $ 8,608   $ 10,452
    Interest - parent ............................      6,306      6,306      6,306
                                                      -------    -------   --------
                                                       13,428     14,914     16,758

Expenses:
    Amortization of trademarks ...................      1,701      1,701      1,702
    Miscellaneous ................................         83        129         93
                                                      -------    -------   --------
    Operating income .............................     11,644     13,084     14,963

Interest expense .................................         --         49         --
                                                      -------    -------   --------

    Income before income taxes ...................     11,644     13,035     14,963

Income tax provision .............................      1,886      2,480      5,237
                                                      -------    -------   --------

    Net income ...................................    $ 9,758    $10,555   $  9,726
                                                      =======    =======   ========













                  The accompanying notes are an integral part
                         of these financial statements.

                                EVE HOLDINGS INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in thousands)




                                                       Common
                                                      Stock and                  Receivables    Total
                                                     Capital in       Retained      From      Stockholder's
                                                    Excess of Par     Earnings      Parent        Equity
                                                    -------------     --------   -----------  -------------

Balance at December 31, 1994  .....................   $ 48,759        $     --     $(47,272)  $  1,487

   Net income .....................................         --           9,726           --      9,726
   Dividends/capital distributions ................     (1,106)         (9,726)          --    (10,832)
   Net change in receivables from parent ...........        --              --           62         62
                                                      --------        --------     --------   --------

Balance at December 31, 1995 ......................     47,653              --      (47,210)       443

   Net income .....................................         --          10,555           --     10,555
   Dividends/capital distributions ................     (1,105)        (10,555)          --    (11,660)
   Net change in receivables from parent...........         --              --       (2,043)    (2,043)
                                                      --------        --------     --------   --------

Balance at December 31, 1996 ......................     46,548              --      (49,253)    (2,705)

   Net income .....................................         --           9,758           --      9,758
   Dividends/capital distributions ................     (1,106)         (9,758)          --    (10,864)
   Net change in receivables from parent...........         --              --        3,369      3,369
                                                      --------        --------     --------   --------

Balance at December 31, 1997 ......................   $ 45,442        $     --     $(45,884)  $   (442)
                                                      ========        ========     ========   ========













                  The accompanying notes are an integral part
                         of these financial statements.

                                EVE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                              1997         1996         1995
                                                                              ----         ----         ----
Cash flows from operating activities:
    Net income ............................................................  $  9,758     $ 10,555     $  9,726
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .....................................     1,701        1,701        1,703
        Deferred income taxes .............................................      (596)        (595)        (596)
    Changes in assets and liabilities:
        Federal income taxes currently payable to parent...................        91         (164)         157
        Other current liabilities .........................................       (16)          19           --
                                                                             --------     --------     --------

            Net cash provided by operating activities .....................    10,938       11,516       10,990
                                                                             --------     --------     --------

Cash flows from investing activities:
    Capital expenditures ..................................................        --           --           --
                                                                             --------     --------     --------

           Net cash used in investing activities ..........................        --           --           --
                                                                             --------     --------     --------

Cash flows from financing activities:
    (Decrease) increase in cash overdraft .................................       (92)          92           --
    Dividends/capital distributions .......................................   (14,214)      (9,573)     (11,046)
    Decrease (increase) in receivable from parent .........................     3,369       (2,043)          62
                                                                             --------     --------     --------

           Net cash used in financing activities ..........................   (10,937)     (11,524)     (10,984)
                                                                             --------     --------     --------

Net increase (decrease) in cash ...........................................         1           (8)           6


Cash:
    Beginning of period ...................................................        --            8            2
                                                                             --------     --------     --------
    End of period .........................................................  $      1     $     --     $      8
                                                                             ========     ========     ========
Supplemental cash flow information:
    Payments of income taxes through receivable from parent ...............  $  2,424     $  5,159     $  5,676
                                                                             ========     ========     ========
    Dividends/capital distributions declared but not paid .................  $  1,273     $  4,623     $  2,536
                                                                             ========     ========     ========








                  The accompanying notes are an integral part
                         of these financial statements.

                                EVE HOLDINGS INC.

                          Notes to Financial Statements

                (Dollars in thousands, except per share amounts)

1.       The Company

         Eve Holdings Inc. ("Eve" or the "Company") is a wholly-owned subsidiary of Liggett Group Inc. ("Liggett"). Eve's predecessor, Chesterfield Assets Inc., was organized in March 1987. Eve, formed in June 1990, is the proprietor of, and has all right, title and interest in, certain federal trademark registrations (the "Trademarks"). Eve has entered into an exclusive licensing agreement with Liggett (effective until 2010) whereby Eve grants the use of the Trademarks to Liggett in exchange for royalties, computed based upon Liggett's annual net sales, excluding excise taxes of $236,952, $296,544 and $332,246 for the years ended December 31, 1997, 1996 and 1995, respectively. Generally, royalties are earned based on a rate of either 2% of sales for generic product trademarks and 5% of sales for branded product trademarks. In recent fiscal years, Liggett has experienced greater growth in the sales of generic rather than branded products resulting in a lower overall royalty rate. The Trademarks are pledged as collateral for borrowings under the Liggett Notes (see Note 3).


2.       Summary of Significant Accounting Policies

   a.    Going Concern

         The accompanying financial statements have been prepared assuming that Eve will continue as a going concern. Eve's revenues are comprised solely of royalties and interest income from Liggett. In addition, Eve holds a note receivable from Liggett for $44,520 due no sooner than February 1, 1999. Liggett had a working capital deficiency of $17,542 and a net capital deficiency of $192,857 as of December 31, 1997, is highly leveraged and has substantial near-term debt service requirements. These matters raise substantial doubt about Eve and Liggett meeting their liquidity needs and their ability to continue as going concerns.

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

         During 1994, Liggett issued $32,850 of Series C Senior Secured Notes (the "Series C Notes"). Eve is a guarantor for the Series C Notes.


4.       Income Taxes

         Eve's operations are included in the consolidated federal income tax return of its indirect parent, Brooke Group Ltd. ("Brooke"). Eve's federal income tax provisions are calculated as if it filed a separate federal income tax return. SFAS No. 109 "Accounting for Income Taxes" requires that deferred taxes be recorded under the liability method.

         The amounts provided for income taxes are as follows:

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                      1997        1996        1995
                                                                   -------     -------     -------
          Current:
              Federal..........................................    $ 2,455     $ 2,883     $ 5,832
              State ...........................................         27         192          --

          Deferred:
              Federal..........................................       (596)       (595)       (595)
              State ...........................................         --          --          --
                                                                   -------     -------     -------

          Total tax provision .................................    $ 1,886     $ 2,480     $ 5,237
                                                                   =======     =======     =======

            Eve's deferred tax liability relates entirely to the difference in the basis of the Trademarks for book and tax purposes. As permitted in SFAS No. 109, Eve has not adjusted the basis of the Trademarks that were previously adjusted to net of tax amounts to be consistent with the accounting treatment adopted by Liggett.

           Differences between the amounts provided for income taxes and amounts computed at the federal statutory rate are summarized as follows:

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                     1997         1996        1995
                                                                     ----         ----        ----
          Income before income taxes..........................     $ 11,644     $ 13,035     $14,963
                                                                   ========     ========     =======

          Federal income tax at statutory rates...............        4,075        4,563       5,237

          (Decreases) increases resulting from:
              Exclusion of interest income between
                   related parties............................       (2,207)      (2,207)         --
              State income taxes, net of federal..............           18          124          --
                                                                   --------     --------     -------

          Total tax provision.................................     $  1,886     $  2,480     $ 5,237
                                                                   ========     ========     =======


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


                                                                         LIGGETT GROUP INC.

                                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                       (Dollars in thousands)

                                                             Additions
                                                        -----------------------
                                             Balance at Charged to   Charged to                    Balance
                                             Beginning  Costs and       Net                         at End
                                             of Period   Expenses      Sales       Deductions     of Period
                                             ---------   --------      -----       ----------     ---------
Year ended December 31, 1997

Allowances for:
   Doubtful accounts ......................    $  750    $   226      $      --      $   156(a)    $  820
   Cash discounts .........................       530     10,998             --       11,286(b)       242
                                               ------    -------      ---------      -------       ------
       Total ..............................    $1,280    $11,224      $      --      $11,442       $1,062
                                               ======    =======      =========      =======       ======
Sales returns allowance ...................    $5,000    $    --      $      --      $   250(c)    $4,750
                                               ======    =======      =========      =======       ======
Provision for inventory obsolescence ......    $3,218    $   221      $      --      $ 2,282(d)    $1,157
                                               ======    =======      =========      =======       ======

Year ended December 31, 1996

Allowances for:
   Doubtful accounts ......................    $  200    $   903      $      --      $   353(a)    $  750
   Cash discounts .........................       615     13,929             --       14,014(b)       530
                                               ------    -------      ---------      -------       ------
       Total ..............................    $  815    $14,832      $      --      $14,367       $1,280
                                               ======    =======      =========      =======       ======
Sales returns allowance ...................    $5,000    $    --      $      --      $    --(c)    $5,000
                                               ======    =======      =========      =======       ======
Provision for inventory obsolescence ......    $2,069    $ 1,341      $      --      $   192(d)    $3,218
                                               ======    =======      =========      =======       ======

Year ended December 31, 1995

Allowances for:
   Doubtful accounts ......................    $  249    $   231      $      --      $   280(a)    $  200
   Cash discounts .........................       720     14,579             --       14,684(b)       615
                                               ------    -------      ---------      -------       ------
       Total ..............................    $  969    $14,810      $      --      $14,964       $  815
                                               ======    =======      =========      =======       ======
Sales returns allowance ...................    $5,800    $ 1,030      $    (800)     $ 1,030(c)    $5,000
                                               ======    =======      =========      =======       ======
Provision for inventory obsolescence ......    $1,369    $   911      $      --      $   211(d)    $2,069
                                               ======    =======      =========      =======       ======

(a)  Represents uncollectible accounts written off.
(b)  Represents cash discounts taken.
(c) Represents adjustments to lower the allowance based on revised estimates of sales returns by management.
(d) Represents inventory written off, disposed of, or written down to lower of cost or market value.


                               INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
* 3(i).1          Restated Certificate of Incorporation of Liggett (incorporated by reference to Exhibit 3 in Liggett's Form 10-Q for the quarter ended June 30, 1992, Commission File No. 33-47482).

* 3(i).2          Certificate of Amendment to Restated Certificate of Incorporation
                  of Liggett, as amended, dated September  28, 1993 (incorporated by reference to Exhibit 3(i).2 in Liggett's Registration Statement
                  on Form S-1, Amendment No. 4, Commission File No. 33-75224).

* 3(i).3          Certificate of Incorporation of Eve (incorporated by reference to exhibit 3.3 in Liggett's Registration Statement on Form S-1,
                  Commission File No. 33-47482).

*3(ii).1          Bylaws of Liggett (incorporated by reference to Exhibit 3.2 in
                  Liggett's Registration Statement on Form S-1, Commission File
                  No. 33-47482).

*3(ii).2          Bylaws of Eve (incorporated by reference to Exhibit 3.4 in
                  Liggett's Registration Statement on Form S-1, Commission File
                  No. 33-47482).

*    4.1          Indenture, dated February 14, 1992 among Liggett, Eve and
                  Bankers Trust Company as Trustee including the Forms of Series
                  A Notes and Series B Notes and the Guaranty thereon (the
                  "Indenture") (incorporated by reference to Exhibit 4 (m) in BGL's
                  Form 10-K for the year ended December 31, 1991, Commission
                  File No. 1-5759).

*   4.2           First Supplemental Indenture, dated  January 26, 1994, including the Form of Series C Variable Rate Senior Secured Note and the
                  Guaranty thereon (incorporated by reference to Exhibit 4.2 in
                  Liggett's Registration Statement on Form S-1, Amendment No. 4,
                  Commission File No. 33-75224).

*  4.3            Second Supplemental Indenture and Amendment to Series B and
                  Series C Senior Secured Notes, dated as of January 30, 1998, between
                  Liggett, Eve and Bankers Trust Company,  as Trustee, (incorporated by reference to Exhibit 99.2 in BGL's Form 8-K dated February 2, 1998,
                  Commission File No. 1-5759).

*  4.4            Security Agreement, dated  February 14, 1992 among Liggett,
                  Eve and Bankers Trust Company (the "Security Agreement")
                  (incorporated by reference to Exhibit 4 (n) in BGL's Form 10-K for the year ended December 31, 1991, Commission File No. 1-5759).

*  4.5            Amendment No. 1 to the Security Agreement, dated  January 26,
                  1994 (incorporated by reference to Exhibit 4.4 in Liggett's Regi-
                  stration Statement on Form S-1, Amendment No. 4, Commission
                  File No. 33-75224).




EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

*   4.6           Amendment No. 2 to Security Agreement, dated as of January 30,
                  1998, among Liggett, Eve and Bankers Trust Company, as
                  Collateral Agent, (incorporated by reference to Exhibit 99.3 in BGL's
                  Form 8-K dated February 2, 1998, Commission File No. 1-5759).

*   4.7           Deed of Trust and Assignment of Rents, Leases and Leasehold
                  Interests dated February 14, 1992 by Liggett to Bankers Trust company relating to each of the Virginia and North Carolina properties, (the "Deed of Trust") (incorporated by reference to Exhibit 4 (o) in BGL's Form 10-K for the year ended
                  December 31, 1991, Commission File No. 1-5759).

*  4.8            Amendment No. 1 to the Deed of Trust (North Carolina), dated
                  January 26, 1994 (incorporated by reference to Exhibit 4.6 in
                  Liggett's Registration Statement on Form S-1, Amendment No. 4,
                  Commission File No. 33-75224).

*  4.9            Amendment No. 1 to the Deed of Trust (Virginia), dated
                  January 26, 1994 (incorporated by reference to Exhibit 4.7 in
                  Liggett's Registration Statement on Form S-1, Amendment No. 4,
                  Commission File No. 33-75224).

* 4.10            Pledge Agreement, dated as of January 30, 1998, among Brooke
                  (Overseas) Ltd. ("BOL") and Bankers Trust Company, as Collateral
                  Agent, (incorporated by reference to Exhibit 99.6 in BGL's Form 8-K dated
                  February 2, 1998, Commission File No. 1-5759).

* 4.11 Loan and Security Agreement, dated March 8, 1994 in the amount of $40,000,000 between Liggett and Congress Financial
                  Corporation (incorporated by reference to Exhibit 10 (xx) in
                  BGL's Form 10-K for the year ended December 31, 1993,
                  Commission File No. 1-5759).

* 10.1            Retirement Plan of BGLS for Salaried Non-Bargaining Unit
                  Employees (incorporated by reference to Exhibit 10 (s) in
                  BGL's Registration Statement on Form S-1, Commission File
                  No. 33-16499).

* 10.2            Profit Sharing Plan for Salaried Non-Bargaining Unit
                  Employees of Liggett (incorporated by reference to Exhibit
                  10 (t) in BGL's Registration Statement on Form S-1,
                  Commission File   No. 33-16499).

* 10.3            Resolution of the Board of Directors of Liggett, dated January
                  7, 1992, relating to Profit Sharing Plan for Salaried
                  Non-Bargaining Unit Employees of Liggett (incorporated by reference to Exhibit 10.4 in Liggett's Registration Statement on Form S-1, Amendment No. 4, Commission File No.
                  33-75224).



EXHIBIT NO.                              DESCRIPTION
-----------                              ------------

* 10.4            Resolution of the Board of Directors of Liggett, dated
                  December 21, 1993, amending the Company's Profit Sharing Plan for Salaried Non-Bargaining Unit Employees (incorporated by reference to Exhibit 10.5 in Liggett's Registration Statement on Form S-1, Amendment No. 4, Commission File No. 33-75224).

* 10.5 Services Agreement, dated February 26, 1991 between Liggett and BMI (incorporated by reference to Exhibit 10.8 in Liggett's Registration Statement on Form S-1, Commission File
                  No. 33-47482).

* 10.6            First Amendment to Services Agreement dated as of November 30,
                  1993 between Liggett and BMI (incorporated by reference to exhibit 10.6 in BGLS's Registration Statement on Form S-1,
                  Commission File No. 33-93576).

* 10.7 Second Amendment to Services Agreement, dated October 1, 1995, by and between BMI, BGL and Liggett (incorporated by reference to Exhibit 10 in Liggett's Form 10-Q for the quarter ended
                  September 30, 1995, Commission File No. 33-75224).

* 10.8            Corporate Services Agreement, dated June 29, 1990 between
                  Liggett and BGL (incorporated by reference to Exhibit 10.10 in Liggett's Registration Statement on Form S-1, Commission
                  File No. 33-47482).

* 10.9 Corporate Services Agreement, dated June 29, 1990 between BGL and Liggett (incorporated by reference to Exhibit 10.11 in Liggett's Registration Statement on Form S-1, Commission
                  File No. 33-47482).

*10.10            Corporate Services Agreement, dated January 1, 1992, between
                  Liggett and BGLS (incorporated by reference to Exhibit 10.13 in Liggett's Registration Statement on Form S-1, Commission
                  File No. 33-47482).

*10.11 Tax-Sharing Agreement, dated June 29, 1990, among BGL, Liggett and certain other entities (incorporated by reference to Exhibit 10.12 in Liggett's Registration Statement on Form
                  S-1, Commission File No. 33-47482).

*10.12 Lease with respect to Liggett's distribution center in Durham, North Carolina, including letter agreement extending term of Lease (incorporated by reference to Exhibit 10.15 in Liggett's
                  Registration Statement on Form S-1, Commission File No.
                  33-47482).

*10.13            License Agreement, dated June 1993, between Liggett and Eve
                  (incorporated by reference to Exhibit 10.16 in Liggett's
                  Registration Statement on Form S-1, Commission File No.
                  33-47482).



EXHIBIT NO.                             DESCRIPTION
----------                              -----------

*10.14            Tax Indemnity Agreement, dated October 6, 1993, among BGL,
                  Liggett and certain other entities (incorporated by reference to exhibit 10.2 in SkyBox's Form 10-Q for the quarter ended
                  September 30, 1993, Commission File No. 0-22126).

*10.15            General Policies and Practices of Liggett.   Executive Termination
                  Policy No. 2503, effective February 1, 1996 (incorporated by reference to Exhibit 10.27 in Liggett's Form 10-K for the year ended December 31,
                  1995, Commission File No. 33-75224).

*10.16            Letter Agreement, dated September 5, 1996, between Liggett and
                  Ronald S. Fulford (incorporated by reference to Exhibit 10.23 in Liggett's Form 10-K for the year ended December 31, 1996,
                  Commission File No. 33-75224).

*10.17            Settlement Agreement, dated March 12, 1996, by and between
                  Dianne Castano and Ernest Perry, the putative representative plaintiffs in Dianne Castano, et al. v. The American Tobacco
                  Company, Inc. et al., Civil No. 94-1044, United States District
                  Court for the Eastern District of Louisiana, for themselves and on behalf of the plaintiff settlement class, and BGL and Liggett, as supplemented by the letter agreement dated March
                  14, 1996 (the "Settlement Agreement") (incorporated by reference to exhibit 13 to the Schedule 13D filed by, among others, the Company with the SEC on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco
                  Holdings Corp. (the "Schedule 13D").

*10.18 Addendum to the Settlement Agreement (incorporated by reference to Exhibit 10.30 to BGL's Form 10-K/A No. 1 for the year ended
                  December 31, 1996, Commission File No. 1-5759).

*10.19            Settlement Agreement, dated March 15, 1996, by and among the
                  State of West Virginia, State of Florida, State of
                  Mississippi, Commonwealth of Massachusetts, and State of
                  Louisiana and BGL and Liggett (the "Initial States Settlement
                  Agreement") (incorporated by reference to Exhibit 15 in the
                  Schedule 13D).

*10.20 Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in BGL's Form 10-Q for the quarterly period ended March 31, 1997, Commission File No.
                  1-5759).

*10.21            Settlement Agreement, dated April 14, 1997, by and among the
                  State of California, BGL and Liggett (incorporated by reference to Exhibit 10.44 in BGL's Form 10-Q for the quarterly period ended March 31, 1997, Commission File No.
                  1-5759).

*10.22            Settlement Agreement, dated May 6, 1997, by and among the
                  State of Alaska, BGL and Liggett (incorporated by reference to Exhibit 10.45 in BGL's Form 10-Q for the quarterly period ended March 31, 1997, Commission File No. 1-5759).



EXHIBIT NO.                                DESCRIPTION
-----------                                -----------

*10.23            Class Settlement Agreement, dated May 15, 1997, by and between the named and representative plaintiff in Earl William Walker, et al.
                  v. Liggett Group Inc. et. al., for himself and on behalf of the plaintiff settlement class, and BGL and Liggett (incorporated by reference to
                  Exhibit 10.1 in BGL's Form 10-Q for the quarterly period ended
                  June 30, 1997, Commission File No. 1-5759).

*10.24 Settlement Agreement, dated September 5, 1997, by and among the State of Nevada and BGL and Liggett (incorporated by reference to Exhibit 10.1 in BGL's Form 10-Q for the quarterly period ended September 30, 1997, Commission File No. 1-5759).

*10.25            Settlement Agreement, dated June 9, 1997, by and among the
                  State of Oregon and BGL and Liggett (incorporated by reference to Exhibit 10.2 in BGL's Form 10-Q for the quarterly period ended September 30, 1997, Commission File No. 1-5759).

*10.26            Settlement Agreement, dated March 20, 1997, by and among the States listed in Appendix A thereto, BGL and Liggett (incorporated by reference to Exhibit 10.40 in BGL's Form 10-K for the year ended
                  December 31, 1996, Commission File No. 1-5759).

*10.27 Settlement Agreement, dated March 20, 1997, by and between the named and representative plaintiffs in Fletcher, et al. v.
                  Brooke Group Ltd., et al, for themselves and on behalf of the plaintiff settlement class, and BGL and Liggett (incorporated by reference to Exhibit 10.41 in BGL's Form 10-K for the year ended December 31, 1996, Commission File No. 1-5759).

*10.28 Commitment, Contribution and Subordination Agreement, dated as of January 30, 1998, by Liggett, BGL, BGLS Inc., BOL and
                  Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit 99.4 in BGL's Form 8-K dated February 2, 1998,
                  Commission File No. 1-5759).

*10.29 Registration Rights Agreement, dated as of January 30, 1998, among BGL and the holders of record of the shares of BGL's common stock referred to therein, (incorporated by reference to Exhibit 99.5 in BGL's Form 8-K dated February 2, 1998,
                  Commission File No. 1-5759).

*10.30            Settlement Agreement, dated March 12, 1998 by and among the
                  States listed in Appendix A thereto, Liggett and BGL
                  (incorporated by reference to Exhibit 10.35 in BGL's Form
                  10-K for the year ended December 31, 1997, Commission File
                  No. 1-5759).

  21.1            Subsidiaries of Liggett.

  21.2            Subsidiaries of Eve.

  27.1            Financial Data Schedule of Liggett.

  27.2            Financial Data Schedule of Eve.

*99.1             Material legal proceedings (incorporated by reference to
                  Exhibit 99.1 in BGL's Form 10-K for the year ended December 31, 1997, Commission File No. 1-5759).
------------
* Incorporated by reference