Form 10-Q
period 1998-03-31
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1998-05-20
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

As of May 15, 1998 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                      INDEX



                                                                                         PAGE
                                                                                         ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Liggett Group Inc.:

            Consolidated Balance Sheets as of March 31, 1998 and
              December 31, 1997 ......................................................    3

            Consolidated Statements of Operations for the three months
              ended March 31, 1998 and 1997 ..........................................    5

            Consolidated Statement of Stockholder's Equity (Deficit) for
              the three months ended March 31, 1998 ..................................    6

            Consolidated Statements of Cash Flows for the three months
              ended March 31, 1998 and 1997 ..........................................    7

            Notes to Consolidated Financial Statements ...............................    8


          Eve Holdings Inc.:

            Balance Sheets as of March 31, 1998 and December 31, 1997 ................   25

            Statements of Operations for the three months ended
              March 31, 1998 and 1997 ................................................   26

            Statements of Cash Flows for the three months ended March 31,
              1998 and 1997 ..........................................................   27

            Notes to Financial Statements ............................................   28


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS ....................................................   30


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS ..........................................................   38

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...........................................   38

SIGNATURES ...........................................................................   39

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               LIGGETT GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                       March 31,   December 31,
                                                                          1998         1997
                                                                       ---------   ------------
                                    ASSETS

Current assets:
     Accounts receivable:
         Trade, less allowances of $1,168 and $1,062, respectively      $ 8,250      $ 9,572

         Other ...................................................        1,055          743

     Inventories .................................................       36,200       35,057

     Other current assets ........................................          644          738
                                                                        -------      -------

             Total current assets ................................       46,149       46,110

Property, plant and equipment, at cost, less accumulated
     depreciation of $29,142 and $29,452, respectively ...........       17,062       17,756

Intangible assets, at cost, less accumulated amortization
     of $19,420 and $19,111, respectively ........................        1,180        1,609

Other assets and deferred charges, at cost, less accumulated
     amortization of $10,087 and $9,000, respectively ............        4,850        3,000
                                                                        -------      -------

             Total assets ........................................      $69,241      $68,475
                                                                        =======      =======





                                   (continued)

                               LIGGETT GROUP INC.

                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                   March 31,      December 31,
                                                                                     1998            1997
                                                                                   ---------       ---------
                                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt ...................................      $ 173,361       $      28
     Cash overdraft .........................................................            937             891
     Accounts payable, principally trade ....................................          7,858           6,413
     Accrued expenses:
         Promotional ........................................................         24,815          26,993
         Taxes, principally excise taxes ....................................          2,577           3,643
         Estimated allowance for sales returns ..............................          4,750           4,750
         Interest ...........................................................          3,237           8,070
         Settlement accruals ................................................          3,683           4,030
         Other ..............................................................          7,243           8,834
                                                                                   ---------       ---------

             Total current liabilities ......................................        228,461          63,652

Long-term debt, less current maturities .....................................             --         168,112

Non-current employee benefits and other liabilities .........................         11,860          11,168

Other long-term liabilities .................................................         19,303          18,400

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):
     Redeemable preferred stock (par value $1.00 per share; authorized 1,000 shares; no shares issued and outstanding)
     Common stock (par value $0.10 per share; authorized 2,000 shares; issued and outstanding 1,000 shares)
       and contributed capital ..............................................         53,156          47,640
     Accumulated deficit ....................................................       (243,539)       (240,497)
                                                                                   ---------       ---------

             Total stockholder's deficit ....................................       (190,383)       (192,857)
                                                                                   ---------       ---------

             Total liabilities and stockholder's equity (deficit)  ..........      $  69,241       $  68,475
                                                                                   =========       =========




                     The accompanying notes are an integral
                       part of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)


                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                    1998           1997
                                                  --------       --------
Net sales* .................................      $ 65,626       $ 66,301

Cost of sales* .............................        26,221         30,259
                                                  --------       --------

          Gross profit .....................        39,405         36,042

Selling, general and administrative expenses        33,154         33,910

Restructuring ..............................            --          1,761
                                                  --------       --------

          Operating income .................         6,251            371

Other income (expense):
     Interest income .......................            --             57
     Interest expense ......................        (7,083)        (6,040)
     Equity in loss of affiliate ...........            --            (33)
     Sale of assets ........................           368          1,592
     Retirement of debt ....................            --          2,963
     Miscellaneous, net ....................            --            (14)
                                                  --------       --------

          Net loss .........................      $   (464)      $ (1,104)
                                                  ========       ========



*Net sales and cost of sales include federal excise taxes of $14,809 and $16,860, respectively.



                     The accompanying notes are an integral
                       part of these financial statements.

                               LIGGETT GROUP INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                   (Unaudited)
                             (Dollars in thousands)


                                                         Common
                                                        Stock and                         Total
                                                       Contributed     Accumulated    Stockholder's
                                                         Capital         Deficit         Deficit
                                                       -----------     -----------    -------------
Balance at December 31, 1997  .....................      $ 50,218       $(243,075)      $(192,857)

   Net loss .......................................            --            (464)           (464)
   Effectiveness fee on debt ......................         4,105              --           4,105
   Transfer of ownership interest in an affiliate..        (1,167)             --          (1,167)
                                                         --------       ---------       ---------

Balance at March 31, 1998 .........................      $ 53,156       $(243,539)      $(190,383)
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

                               LIGGETT GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                       1998           1997
                                                                                     --------       --------
Cash flows from operating activities:
    Net loss ..................................................................      $   (464)      $ (1,104)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization ..........................................         1,585          1,764
       Gain on sale of property, plant and equipment ..........................          (368)        (1,592)
       Gain on retirement of notes ............................................            --         (2,963)
       Effectiveness fee on debt ..............................................           684             --
       Deferred finance charges and debt discount written off .................            --            130
       Equity in income of affiliate ..........................................            --             33
    Changes in assets and liabilities:
       Accounts receivable ....................................................         1,010         10,079
       Inventories ............................................................        (1,143)           861
       Accounts payable .......................................................           495           (922)
       Accrued expenses .......................................................        (9,473)       (11,685)
       Non-current employee benefits ..........................................           692           (206)
       Other, net .............................................................         1,403           (433)
                                                                                     --------       --------
             Net cash used in operating activities ............................        (5,579)        (6,038)
                                                                                     --------       --------

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment .......................           702          1,904
    Capital expenditures ......................................................          (353)          (649)
    Purchase of an option in affiliate ........................................            --         (2,200)
                                                                                     --------       --------
            Net cash provided by (used in) investing activities ...............           349           (945)
                                                                                     --------       --------

Cash flows from financing activities:
    Repayments of long-term debt ..............................................            21         (4,601)
    Borrowings under revolving credit facility ................................        62,692         81,291
    Repayments under revolving credit facility ................................       (57,492)       (69,224)
    Deferred finance charges ..................................................           (38)            --
    Increase (decrease) in cash overdraft .....................................            47             (6)
                                                                                     --------       --------
            Net cash provided by financing activities .........................         5,230          7,460
                                                                                     --------       --------

Net increase in cash and cash equivalents .....................................            --            477
Cash and cash equivalents:
    Beginning of period .......................................................            --             --
                                                                                     --------       --------

    End of period .............................................................      $      0       $    477
                                                                                     ========       ========

Supplemental cash flow information:
    Cash payments during the period for:
        Interest ..............................................................      $ 10,393       $ 11,022
        Income taxes ..........................................................      $     63       $     93



                     The accompanying notes are an integral
                       part of these financial statements.

                               LIGGETT GROUP INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

1.       The Company

         Liggett Group Inc. ("Liggett" or the "Company") is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke Group Ltd. ("BGL"). Liggett is engaged primarily in the manufacture and sale of cigarettes, principally in the United States. Certain management and administrative functions are performed by affiliates. (See Note 9.)

         The consolidated financial statements included herein are unaudited and, in the opinion of management, reflect all adjustments necessary (which are normal and recurring) to present fairly the Company's consolidated financial position, results of operations and cash flows. The December 31, 1997 balance sheet has been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. The results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $190,383 as of March 31, 1998, is highly leveraged and has substantial near-term debt service requirements. (See Note 7.) Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         The Liggett Notes mature on February 1, 1999 and the Facility expires on March 9, 1999. Accordingly, as of March 31, 1998, the current maturities of the Liggett Notes of $144,733 (net of unamortized discount) and of the Facility of $28,628 contribute substantially to the working capital deficit of $182,312.

         On January 30, 1998, the Company obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 7.) At maturity, the Liggett Notes will require a principal payment of $144,892. Based on Liggett's results of operations for 1997 and the quarter ended March 31, 1998, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, the Company has a $40,000 Facility expiring March 8, 1999 under which $28,628 was outstanding at March 31, 1998. While management currently intends to seek to refinance and/or restructure with the Company's note holders the maturity requirements on the Liggett Notes and to extend the Facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. If the Company is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, the Liggett Notes and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), for its fiscal year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company has no items of other comprehensive income in any period presented and therefore is not required to report comprehensive income.

         The Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), for the year ending December 31, 1998. SFAS No. 131 requires the Company to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim period issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not expect this new pronouncement to have a significant impact on the financial statements.

         The Company will adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), for the year ending December 31, 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information and changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company has not yet determined the impact of this pronouncement.


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


4.       Sale of Assets

         On March 11, 1997, Liggett sold to Blue Devil Ventures, a North Carolina limited liability partnership, certain surplus realty in Durham, North Carolina, for a sale price of $2,200. A gain of $1,147 was recognized, net of costs required to prepare the properties for sale and selling costs. (See Note 9 for sales to affiliates.)

5.       Inventories

         Inventories consist of the following:

                                                                    March 31,    December 31,
                                                                      1998           1997
                                                                    --------       --------
         Finished goods ......................................      $ 15,401       $ 13,273
         Work-in-process .....................................         2,145          1,926
         Raw materials .......................................        19,117         21,211
         Replacement parts and supplies ......................         3,504          3,545
                                                                    --------       --------

         Inventories at current cost .........................        40,167         39,955

         LIFO adjustment .....................................        (3,967)        (4,898)
                                                                    --------       --------

         Inventories at LIFO cost ............................      $ 36,200       $ 35,057
                                                                    ========       ========

         The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $8,714 at March 31, 1998.


6.       Property, Plant and Equipment

         Property, plant and equipment consists of the following:

                                                                    March 31,    December 31,
                                                                      1998           1997
                                                                    --------       --------
         Land and improvements ...............................      $    411       $    411
         Buildings ...........................................         6,228          6,228
         Machinery and equipment .............................        39,565         40,569
                                                                    --------       --------

         Property, plant and equipment .......................        46,204         47,208

         Less accumulated depreciation .......................       (29,142)       (29,452)
                                                                    --------       --------

         Property, plant and equipment, net ..................      $ 17,062       $ 17,756
                                                                    ========       ========

7.       Long-Term Debt

         Long-term debt consists of the following:

                                                                                  March 31,      December 31,
                                                                                     1998            1997
                                                                                  ---------       ---------
         11.5% Senior Secured Notes due February 1, 1999, net of unamortized discount of $159 and $206,
            respectively ...................................................      $ 112,454       $ 112,406
         Variable Rate Series C Senior Secured Notes due
            February 1, 1999 ...............................................         32,279          32,279
         Borrowings outstanding under revolving credit
            facility .......................................................         28,628          23,427
         Other .............................................................             --              28
                                                                                  ---------       ---------
                                                                                    173,361         168,140

         Current portion ...................................................       (173,520)            (28)
         Unamortized discount, current portion .............................            159               0
                                                                                  ---------       ---------

         Amount due after one year .........................................      $       0       $ 168,112
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

         On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, BGL agreed to issue 483,002 shares of BGL's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, the Company recorded a deferred charge of approximately $4,100 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge is being amortized over a period of one year. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. BGL and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes and to subordinate, until repayment in full of all amounts outstanding in respect of the Liggett Notes, their reimbursement rights with respect to the guarantee of borrowings under the

Facility made in connection with the Company's August 1, 1997 interest installment and any future advances in connection with the guarantee of the August 1, 1998 interest payment. In consideration of the contribution of the BGL common stock, the waiver of certain management and other fees, the guarantee of the interest payments and subordination of certain reimbursement rights, the Company transferred its ownership interest in, and options to acquire additional shares of stock of, Liggett-Ducat Ltd. ("Liggett-Ducat") to Brooke (Overseas) Ltd. ("BOL"), a subsidiary of BGLS. The Company will account for the transfer of its ownership interest in, and options to acquire additional shares of stock of, Liggett-Ducat to BOL as a capital distribution to BGLS. Based on the carrying value of the investment at December 31, 1997, the capital distribution is expected to be approximately $1,208. In addition, the Liggett Noteholders were granted additional collateral in the form of a security interest in 16% of the stock of Liggett-Ducat or a successor entity held by BOL.

         On February 1, 1999, all of the Liggett Notes, approximately $144,900, will reach maturity. There are no refinancing or restructuring arrangements in place at this time for the notes and no assurances can be given in this regard. (Refer to Note 1.)

         Revolving Credit Facility

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $1,483 based upon eligible collateral at March 31, 1998. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $186,416 at March 31, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $4,984 at March 31, 1998). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note 8) shall constitute an event of default under the Facility.

          In November 1997, the Facility was extended until March 8, 1999. For information concerning Liggett's substantial near-term debt service requirements and other related matters, see Note 1.


8.       Commitments and Contingencies

TOBACCO-RELATED LITIGATION:

         OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in a number of direct and third-party actions predicated on the theory that they should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or BGL). There has been a noteworthy increase in the number of cases pending against both Liggett and the other tobacco companies. The cases generally fall into three categories: (i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"), (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions") and (iii) health care cost recovery actions brought by state and local governments, although recently numerous health care cost recovery actions have been commenced on behalf of other third-party payors including asbestos manufacturers, unions and taxpayers ("Attorneys General Actions"). As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. For the three months ended March 31, 1998, Liggett incurred counsel fees and costs totaling approximately $1,342, compared to $1,037 for the comparable prior year period. The future financial impact on Liggett of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time.

         In June 1992, in an action entitled Cipollone v. Liggett Group Inc., et al., the United States Supreme Court issued an opinion concluding that The Federal Cigarette Labeling and Advertising Act did not preempt state common law damage claims but that The Public Health Cigarette Smoking Act of 1969 (the "1969 Act") did preempt certain, but not all, state common law damage claims. The decision bars plaintiffs from asserting claims that, after the effective date of the 1969 Act, the tobacco companies either failed to warn adequately of the claimed health risks of cigarette smoking or sought to neutralize those claimed risks in their advertising or promotion of cigarettes. Bills have been introduced in Congress on occasion to eliminate the federal preemption defense. Enactment of any federal legislation with such an effect could result in a significant increase in claims, liabilities and litigation costs.

         INDIVIDUAL ACTIONS. As of March 31, 1998, there were approximately 250 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 108 were pending in the State of Florida, 82 in the State of New York and 19 in the State of Texas. The balance of individual cases were pending in 16 states. There are four individual cases pending where Liggett is the only named defendant.

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

         On May 12, 1998, Liggett settled an individual tobacco-related action entitled Widdick v. Brown & Williamson, Duval County Circuit Court, Florida. The settlement will not have a material affect on Liggett's or BGL's financial condition, results of operations or cash flows.

         CLASS ACTIONS. As of March 31, 1998, there were approximately 30 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, Fletcher, et al. v. Brooke Group Ltd., et al. and Walker, et al. v. Liggett Group Inc., et al. have been settled, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

         In October 1991, an action entitled Broin, et al. v. Philip Morris Incorporated, et al., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case has been brought by plaintiffs on behalf of all flight attendants that have worked or are presently working for airlines based in the United States and who have never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. In October 1997, the other major tobacco companies settled this matter which settlement provides for a release of Liggett and BGL. In February 1998, the Circuit Court approved the settlement, however, a Notice of Appeal was filed in the Third District Court of Appeal by an objector to the settlement.

         In March 1994, an action entitled Castano, et al. v. The American Tobacco Company Inc., et al., United States District Court, Eastern District of Louisiana, was filed against Liggett and others. The class action complaint sought relief for a nationwide class of smokers based on their alleged addiction to nicotine. In February 1995, the District Court granted plaintiffs' motion for class certification (the "Class Certification Order").

         In May 1996, the Court of Appeals for the Fifth Circuit reversed the Class Certification Order and instructed the District Court to dismiss the class complaint. The Fifth Circuit ruled that the District Court erred in its analysis of the class certification issues by failing to consider how variations in state law affect predominance of common questions and the superiority of the class action mechanism. The appeals panel also held that the District Court's predominance inquiry did not include consideration of how a trial on the merits in Castano would be conducted. The Fifth Circuit further ruled that the "addiction-as-injury" tort is immature and, accordingly, the District Court could not know whether common issues would be a "significant" portion of the individual trials. According to the Fifth Circuit, any savings in judicial resources that class certification may bring about is speculative and would likely be overwhelmed by the procedural problems certification brings. Finally, the Fifth Circuit held that in order to make the class action manageable, the District Court would be forced to bifurcate issues in violation of the Seventh Amendment.

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

         ATTORNEYS GENERAL ACTIONS. As of March 31, 1998, 41 Attorneys General actions were filed against Liggett and BGL. As more fully discussed below, Liggett and BGL have settled 37 of these actions. In addition, Liggett has reached settlements with 6 Attorneys General representing states or territories which have not yet commenced litigation. As of March 31, 1998, there were approximately 55 additional third-party payor actions pending. In certain of the pending proceedings, state and local government entities and others seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

         On April 29, 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation, violation of federal racketeering and anti-trust laws as well as other claims.

         SETTLEMENTS. In March, 1996, Liggett and BGL entered into an agreement, subject to court approval, to settle the Castano class action tobacco litigation. Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to five percent of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next 25 years, subject to certain reductions provided for in the agreement and a $5,000 payment from Liggett if Liggett or BGL fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of settlement. Liggett and BGL have the right to terminate the Castano settlement under certain circumstances. On March 14, 1996, Liggett, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (as defined in the letter), if granted, of the Castano settlement or, if earlier, the completion by Liggett or BGL of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay Liggett $250,000 within 30 days of the more favorable agreement and offer Liggett and BGL the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by Liggett in accordance with its terms, Liggett and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If Liggett or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within 30 days from the transacting party. In May 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. In September 1996, shortly after the class was decertified, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

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

         In March 1997, Liggett, BGL and the five settling states executed an addendum pursuant to which Liggett and BGL agreed to provide to the five settling states, among other things, the additional cooperation and compliance with advertising restrictions that is provided for in the March 1997 Settlements (discussed below). Also, pursuant to the addendum, the initial settling states agreed to use best efforts to ensure that in the event of a global tobacco settlement enacted through federal legislation or otherwise, Liggett's and BGL's financial obligations under such a global settlement would be no more onerous than under this settlement.

         At December 31, 1995, Liggett had accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements. At December 31, 1997, in connection with the March 1998 Settlements, the Company accrued $16,421 for the present value of the fixed payments under the March 1998 Settlements. At March 31, 1998, in connection with the settlement with the Attorney General of Georgia (discussed below), the Company accrued $481 for the present value of the fixed payments under the Georgia settlement. No additional amounts have been accrued with respect to the recent settlements discussed below. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

         In March 1997, Liggett and BGL entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 17 states and with a nationwide class of individuals and entities that allege smoking-related claims. Thereafter, during 1997, settlements were reached with four more states through their respective Attorneys General (settlements with these 21 Attorneys General and with the nationwide class are hereinafter referred to as the "March 1997 Settlements"). On March 12, 1998, Liggett and BGL announced settlements with the Attorneys General of 14 states, the District of Columbia and the U.S. Virgin Islands (the "March 1998 Settlements"). On March 26, 1998, Liggett and BGL settled with the Attorney General of Georgia, which joined the March 1998 Settlements. The foregoing settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the Attorneys General and, upon court approval, the nationwide class.

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

         As mentioned above, in March 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al.
v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Company anticipates that should the court in Fletcher, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against Liggett and BGL. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released in the nationwide class action. As the class definition in Fletcher encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and BGL.

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

         Pursuant to the March 1998 Settlements, Liggett is required to pay each of settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The liability was computed using a discount rate of 18%. The aggregate liability under the March 1996 Settlements, the March 1997 Settlements and the March 1998 Settlements (including the Georgia settlement) is $39,556, the present value of which, when discounted at the rate of 18% per annum, is $19,365 at December 31, 1997. Minimum payments to be made for these settlements over the next five years and thereafter are: 1998: $4,144; 1999:
$4,518; 2000: $4,518; 2001: $4,577; 2002: $4,630; thereafter: $18,169. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 Settlements and the March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements. In the case of the March 1997 Settlements, in the event that the Fletcher class is approved, monies collected in the settlement fund will be overseen by a court-appointed committee and utilized to compensate state health care programs and settlement class members and to provide counter-market advertising. In all settlements, Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present. The March 1998 Settlements provide for additional restrictions and regulations on Liggett's advertising, including a prohibition on outdoor advertising and product advertising on the Internet and on payments for product placement in movies and television.

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

         TRIALS. On May 8, 1998, the other tobacco companies settled the litigation in Minnesota known as the State of Minnesota by Hubert H. Humphrey, III, its Attorney General and Blue Cross and Blue Shield of Minnesota v. Philip Morris Incorporated, et al. Liggett settled the claims of the State of Minnesota on March 20, 1997, but still remains a defendant in the case with respect to Blue Cross and Blue Shield of Minnesota as to one claim seeking equitable relief. There are several other trial dates scheduled during 1998 for individual cases; however, trial dates are subject to change.

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

         The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi, Florida, Texas and Minnesota. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed resolution. Management is also unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett and BGL.

         OTHER RELATED MATTERS. In March 1997, RJR, Philip Morris, B&W and Lorillard obtained a temporary restraining order from a North Carolina state court preventing Liggett and BGL and their agents, employees, directors, officers and lawyers from turning over documents allegedly subject to the joint defense privilege in connection with the settlements, which restraining order was converted to a preliminary injunction by the court in April 1997. In March 1997, the United States District Court for the Eastern District of Texas and state courts in Mississippi and Illinois each issued orders enjoining the other tobacco companies from interfering with Liggett's filing with the courts, under seal, those documents.

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

         On April 28, 1998, Liggett and BGL announced that they had reached an agreement with the United States Department of Justice to cooperate in both the Eastern District Investigation and the DOJ Investigation. The agreement does not constitute an admission of any wrongful behavior by Liggett. The Department of Justice has not provided immunity to Liggett and has full discretion to act or refrain from acting with respect to Liggett in the investigation.

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

LEGISLATION AND REGULATION:

         In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The four major cigarette manufacturers and the FDA have filed notices of appeal. Liggett and BGL support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the Castano and Attorneys General settlements above.

         In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect, however, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health.

         In February 1996, the United States Trade representative issued an "advance notice of rule making" concerning how tobaccos imported under a previously established tobacco rate quota ("TRQ") should be allocated. Currently, tobacco imported under the TRQ is allocated on a "first-come, first-served" basis, meaning that entry is allowed on an open basis to those first requesting entry in the quota year. Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned on the basis of domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett and BGL.

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


9.       Related Party Transactions

         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat's tobacco operations from BOL, for $2,100. Liggett-Ducat produces and markets cigarettes in Russia. Liggett also acquired on that date for $3,400 a ten-year option to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. On March 13, 1997, Liggett acquired a second ten-year option to purchase BOL's remaining shares in Liggett-Ducat (an additional 33%) for $2,200 of which $2,049 was paid in cash, with the balance settled through intercompany accounts. Such amounts are accounted for as an element of cash flows from investing activities in the Company's consolidated statements of cash flows. Liggett accounted for its investment in Liggett-Ducat under the equity method of accounting. Liggett's equity in the net income of Liggett-Ducat amounted to $498 for the year ended December 31, 1997. The Company's equity in the loss of Liggett-Ducat amounted to $1,116 for the year ended December 31, 1996. On December 31, 1997, the carrying value of Liggett-Ducat amounted to $1,208. The excess of the cost of the option over carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit. On January 30, 1998, in connection with the restructuring of the Liggett Notes, BOL acquired the Liggett-Ducat shares and options held by Liggett. (Refer to Note 7 to the Company's consolidated financial statements.)

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

         Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $1,020 in the first quarter of 1998 and $830 in the first quarter of 1997. This fee is in addition to the management fee and overhead reimbursements described above. In connection with the January 30, 1998 amendment to the Liggett Notes Indenture, BGL and BGLS agreed to waive corporate services and management fees above $3,600 per year, effective January 1, 1998.

         Since April 1994, the Company has leased equipment from BGLS for $50 per month.

         Accounts receivable from affiliates relate principally to advances for expenses paid by the Company on behalf of its affiliates.


10.      Restructuring Charges

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

         For the three months ending March 31, 1998, restructuring charges of approximately $241 were funded, leaving $52 remaining to be funded in the following year.

                                EVE HOLDINGS INC.

                                 BALANCE SHEETS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                      March 31,    December 31,
                                                                                        1998           1997
                                                                                      --------       --------
                                                  ASSETS

Cash ...........................................................................      $      5       $      1

Office equipment ...............................................................             2              2

Trademarks, at cost, less accumulated amortization of
    $19,420 and $18,995, respectively ..........................................           993          1,418
                                                                                      --------       --------

               Total assets ....................................................      $  1,000       $  1,421
                                                                                      ========       ========

                               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Federal income taxes currently payable to parent ...............................      $    526       $     91

Dividends payable ..............................................................           977          1,273

Other current liabilities ......................................................             6              3

Deferred income taxes ..........................................................           348            496
                                                                                      --------       --------

              Total liabilities ................................................         1,857          1,863
                                                                                      --------       --------

Stockholder's equity (deficit):
   Common stock (par value $1.00 per share; authorized, issued and outstanding
        100 shares) and contributed
        capital ................................................................        46,742         45,442

   Receivables from parent:
       Note receivable - interest at 14%, due no sooner
           than February 1, 1999  ..............................................       (44,520)       (44,520)
       Other ...................................................................        (3,079)        (1,364)
                                                                                      --------       --------

              Total stockholder's equity (deficit) .............................          (857)          (442)
                                                                                      --------       --------

              Total liabilities and stockholder's equity (deficit) .............      $  1,000       $  1,421
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

                                EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                           1998        1997
                                                                          ------      ------
Revenues:
     Royalties - parent ............................................      $1,519      $1,546
     Interest - parent .............................................       1,576       1,576
                                                                          ------      ------
                                                                           3,095       3,122

Expenses:
     Amortization of trademarks ....................................         425         425
     Miscellaneous, net ............................................          15          37
                                                                          ------      ------

          Income before income taxes ...............................       2,655       2,660

Income tax provision ...............................................         377         379
                                                                          ------      ------

          Net income ...............................................      $2,278      $2,281
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

                                EVE HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                   1998          1997
                                                                                 -------       -------
Cash flows from operating activities:
    Net income ............................................................      $ 2,278       $ 2,281
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .....................................          425           425
        Deferred income taxes .............................................         (149)         (149)
    Changes in assets and liabilities:
        Federal income taxes currently payable to parent ..................          435           528
        Other current liabilities .........................................            3           (19)
                                                                                 -------       -------

            Net cash provided by operating activities .....................        2,992         3,066
                                                                                 -------       -------

Cash flows from financing activities:
    Dividends/capital distributions .......................................       (1,273)       (4,623)
    Decrease (increase) in due from parent ................................       (1,715)        1,653
    Decrease in cash overdraft ............................................           --           (92)
                                                                                 -------       -------

           Net cash used in financing activities ..........................       (2,988)       (3,062)


Net increase in cash ......................................................            4             4

Cash:
    Beginning of period ...................................................            1            --
                                                                                 -------       -------

    End of period .........................................................      $     5       $     4
                                                                                 =======       =======
Supplemental cash flow information:
    Payments of income taxes through receivable from parent ...............      $    --       $    --
    Income taxes ..........................................................           91            32
    Dividends/capital distributions declared but not paid .................          977           980



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


2.       Summary of Significant Accounting Policies

a.       Going Concern

         The accompanying financial statements have been prepared assuming that Eve will continue as a going concern. Eve's revenues are comprised solely of royalties and interest income from Liggett. In addition, Eve holds a note receivable from Liggett for $44,520 due no sooner than February 1, 1999. Liggett had a working capital deficiency of $182,312 and a net capital deficiency of $190,383 as of March 31, 1998, is highly leveraged and has substantial near-term debt service requirements. Both the Liggett Series B and Series C Notes (as defined below) and the revolving credit facility, amounting in total to $173,361, mature during the first quarter of 1998. These matters raise substantial doubt about Eve and Liggett meeting their liquidity needs and their ability to continue as going concerns.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT SELLING PRICES)


INTRODUCTION

         Liggett Group Inc. ("Liggett" or the "Company") is the operating successor to the Liggett & Myers Tobacco Company formed in 1873. Liggett is the fifth largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett is a wholly-owned subsidiary of BGLS Inc. ("BGLS"), a wholly-owned subsidiary of Brooke Group Ltd. ("BGL").

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

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $190,383 and a working capital deficiency of $182,312 as of March 31, 1998, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if the lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         On January 30, 1998, the Company obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 7.) At maturity, the Liggett Notes will require a principal payment of $144,891. Based on Liggett's results of operations for 1997, the Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, the Company has the $40,000 Facility expiring March 8, 1999 under which $28,628 was outstanding at March 31, 1998. If the Company is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of the Company's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern.


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

         On January 23, 1998, Philip Morris and RJR announced a list price increase of $.25 per carton (approximately 2.5 %). This action was matched by Liggett and the other manufacturers during the following week. On April 3, 1998, Philip Morris announced a second list price increase of $.50 per carton (approximately 4.0%). This action was matched by Liggett and the other manufacturers.

         On May 11, 1998, Philip Morris and RJR announced another list price increase of $.50 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and BGL and other cigarette manufacturers. As of March 31, 1998, there were approximately 250 individual suits, 30 purported class actions and 95 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. (See Note 8 to the Company's consolidated financial statements for a description of legislation, regulation and litigation.)

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

         Under the Castano settlement agreement, upon final court approval of the settlement, the Castano class would be entitled to receive up to 5% of Liggett's pretax income (income before income taxes) each year (up to a maximum of $50,000 per year) for the next twenty-five years, subject to certain reductions provided for in the agreement, and a $5,000 payment from Liggett if Liggett or BGL fail to consummate a merger or similar transaction with another non-settling tobacco company defendant within three years of the date of the settlement. Liggett and BGL have the right to terminate the Castano settlement under certain circumstances. On May 11, 1996, the Castano Plaintiffs Legal Committee filed a motion with the United States District Court for the Eastern District of Louisiana seeking preliminary approval of the Castano settlement. On May 23, 1996, the Court of Appeals for the Fifth Circuit reversed the February 17, 1995 order of the District Court certifying the Castano suit as a nationwide class action and instructed the District Court to dismiss the class complaint. For additional information concerning the Fifth Circuit's decision, see Note 8 to the Company's consolidated financial statements. In September 1996, the Castano plaintiffs withdrew the motion for approval of the Castano settlement.

         In March 1996, Liggett, the Castano Plaintiffs Legal Committee and the Castano plaintiffs entered into a letter agreement. According to the terms of the letter agreement, for the period ending nine months from the date of Final Approval (if granted) of the Castano settlement or, if earlier, the completion by Liggett or BGL of a combination with any defendant in Castano, except Philip Morris, the Castano plaintiffs and their counsel agree not to enter into any more favorable settlement agreement with any Castano defendant which would reduce the terms of the Castano settlement agreement. If the Castano plaintiffs or their counsel enter into any such settlement during this period, they shall pay Liggett $250,000 within thirty days of the more favorable agreement and offer Liggett and BGL the option to enter into a settlement on terms at least as favorable as those included in such other settlement. The letter agreement further provides that during the same time period, and if the Castano settlement agreement has not been earlier terminated by Liggett in accordance with its terms, Liggett and its affiliates will not enter into any business transaction with any third party which would cause the termination of the Castano settlement agreement. If Liggett or its affiliates enter into any such transaction, then the Castano plaintiffs will be entitled to receive $250,000 within thirty days from the transacting party.

         Under the Attorneys General settlement, the five states would share an initial payment by Liggett of $5,000 ($1,000 of which was paid in March 1996, with the balance payable over nine years and indexed and adjusted for inflation), provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by Liggett or BGL with another defendant in the lawsuits. In addition, Liggett will be required to pay the states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2.5% of Liggett's pretax income, subject to increase to 7.5% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the states $5,000 if Liggett or BGL fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years of the date of the settlement.

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

         In the Fletcher action, it is anticipated that class members will be notified of the settlement and will have an opportunity to appear at a later court hearing. Effectiveness of the mandatory settlement is conditioned on final court approval of the settlement after a fairness hearing. There can be no assurance as to whether or when court approval will be obtained. For additional information concerning the Fletcher action, see Note 8 to the Company's consolidated financial statements.

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

         At December 31, 1995, the Company had accrued approximately $4,000 for the present value of the fixed payments under the initial Attorneys General settlement. At December 31, 1997, in connection with the March 1998 Settlements, the Company accrued $16,421 for the present value of the fixed payments under the March 1998 Settlements. At March 31, 1998, in connection with the settlement with the Attorney General of Georgia, the Company accrued $481 for the present value of the fixed payments under the Georgia settlement. No additional amounts have been accrued with respect to the settlements discussed above. The Company cannot quantify the future costs of the settlements at this time as the amount Liggett must pay is based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. See the discussions of the tobacco litigation settlements appearing in Note 8 to the Company's consolidated financial statements.

         OTHER MATTERS. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the Castano Plaintiffs' Litigation Committee executed a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed Resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. For additional information concerning the proposed Resolution, see Note 8 of the Company's consolidated financial statements. The proposals are currently being reviewed by the White House, Congress and various public interest groups. Separately, the other tobacco companies negotiated settlements of the Attorneys General health care cost recovery actions in Mississippi, Florida and Texas. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed Resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of Liggett.

         In a speech in September 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in the Senate that purport to propose legislation along these lines. Management is unable to predict the ultimate content of any such legislation; however, adoption of any such legislation could have a material adverse effect on the business of Liggett and BGL.


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

         For the three months ending March 31, 1998, restructuring charges of approximately $241 were funded, leaving $52 remaining to be funded in the following year.


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         REVENUES. For the three months ended March 31, 1998, net sales totaled $65,626, compared to $66,301 for the same period in 1997. Revenues declined in all segments by 1.0% ($675) due primarily to a 12.5% decline in unit sales volume (178.9 million units) accounting for $8,300 in volume variance, partially offset by price increases of $7,285 (see "Recent Developments in the Cigarette Industry - Pricing Activity") and improved product mix of $340. The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales over this period amounted to $22,483 and represented 34.3% of total revenues, compared to $22,604 and 34.1% of total sales for the same period in 1997. In the premium segment, revenues declined by 0.5% ($121) over the three months ended March 31, 1998, compared to the same period in 1997, as a result of a 8.0% decline in unit sales volume (31.5 million units) accounting for $1,816 in volume variance, which was partially offset by price increases of $1,695.

         Discount sales (comprising the brand categories of branded discount, private label, control label and black & white) over this period amounted to $43,143 and represented 65.7% of total revenues, compared to $43,698 and 65.9% of total sales for the same period in 1997. In the discount segment, revenues declined by 1.3% ($555) over the three months ended March 31, 1998, compared to the same period in 1997, as a result of a 14.2% decline in unit sales volume (147.4 million units) accounting for $6,211 in volume variance, partially offset by price increases of $5,590 and improved product mix among the brand categories of $66. For the three months ended March 31, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $251 lower, although costs per thousand units increased $0.13 per thousand due to lower production volumes.

              GROSS PROFIT. Gross profit of $39,405 for the three months ended March 31, 1998 increased $3,363 from gross profit of $36,042 for the same period in 1997, due primarily to the price increases discussed above. In 1998, Liggett's premium and discount brands contributed 36.1% and 63.9% , respectively, to the Company's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 38.5% and 61.5%, respectively, to total gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 77.5% for the three months ended March 31, 1998 compared to 72.9% for the same period in 1997, with gross profit for the premium segment at 79.2% and 76.6%, respectively, in the first quarter of 1998 and 1997, respectively, and gross profit for the discount segment at 76.6% and 69.5% in 1998 and 1997, respectively. This increase is the result of the March 1997, September 1997 and January 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         EXPENSES. Operating, selling, general and administrative expenses were $33,154 for the three months ended March 31, 1998 compared to $33,910 for the same period for the prior year, a decrease of $756. This reduction in operating expenses was due primarily to Liggett's decrease in unit sales volume which lowered distribution expense by $552, a decline in management fees of $155, as well as decreases in systems development costs of approximately $2,025 and the absence of $1,172 in severance expense over the same prior year period. Such reductions were partially offset by increases in spending on promotional and marketing programs of $573 and higher legal expenses of $642.

         OPERATING INCOME. Operating income increased to $6,251 for the three months ended March 31, 1998 from $371 for the same period for the prior year due primarily to an increase in gross profits and reduced administrative charges resulting from the 1997 restructuring discussed above, partially offset by the decline in unit sales volume discussed above.

         OTHER INCOME (EXPENSE). Interest expense was $7,083 for the three months ended March 31, 1998 compared to $6,040 for the same period in 1997. This increase in interest expense resulted from the Company recording a deferred charge of approximately $4,100 during the first quarter of 1998. This deferred charge is being amortized over a period of one year. (Refer to Note 7 to the Company's consolidated financial statements.)

         NET LOSS. Net loss amounted to $464 for the three months ended March 31, 1998 compared to a net loss of $1,104 for the same period in the prior year. The decline in net loss was primarily the result of the factors discussed above which resulted in higher operating income, the non-cash interest charge discussed above, a gain of $2,963 in the 1997 period on the retirement of debt and a change in equity in income from an affiliate.


CAPITAL RESOURCES AND LIQUIDITY

         Cash used by operations was $5,579 for the three months ended March 31, 1998 compared to $6,038 for the same period in 1997. The decrease in cash used by operations from the first quarter of 1998 to the corresponding period in 1997 was due primarily to an increase in trade payables and a reduction in the promotional liability.

         Cash provided by investing activities amounted to $349 for the three months ending March 31, 1998, primarily due to proceeds from the sale of equipment. The proceeds were partially offset by expenditures for capital equipment of $353. This compares to cash used in investing activities of $945 for the first quarter of 1997, primarily due to investments in affiliates of $2,200 and expenditures for capital equipment of $649. These expenditures were partially offset by proceeds from the sale of assets of $1,904.

         Cash provided by financing activities for the first quarter of 1998 and 1997 of $5,230 and $7,460, respectively, resulted primarily from net borrowings under the Facility, partially offset in 1997 by repayments of long-term debt.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $1,483 based upon eligible collateral at March 31, 1998. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended on April 8, 1998, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $186,416 at March 31, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $4,984 at March 31, 1998). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note 8) shall constitute an event of default under the Facility.

         In November 1997, the Facility was extended until March 8, 1999. At March 31, 1998 the closing balance on the Facility stood at $28,628.

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

         On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, BGL agreed to issue 482,970 shares of BGL's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, the Company recorded a non-cash interest charge of approximately $4,100 during the first quarter of 1998 reflecting the fair value of the instruments issued. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. BGL and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes. (Refer to Note 7 to the Company's consolidated financial statements.)

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $190,383 as of March

31, 1998, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8 to the Company's consolidated financial statements), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the indenture for the Liggett Notes or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         As discussed above, the Liggett Notes require payments at maturity on February 1, 1999 of $144,891. Based on Liggett's results of operations for 1997, Liggett does not anticipate it will be able to generate sufficient cash from operations to make such payments. If Liggett is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, the Liggett Notes and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, the Company may be forced to seek protection from creditors under applicable laws. The Company's independent accountants have issued a report covering the Company's December 31, 1997 consolidated financial statements containing an explanatory paragraph that states that these facts raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements of the Company do not include any adjustments that might arise from the outcome of this uncertainty. (Refer to Note 1 to the Company's consolidated financial statements.)


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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Note 8, incorporated herein by reference, to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q, which contains a general description of certain legal proceedings to which Liggett and/or BGL or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, incorporated herein by reference, for additional information regarding the pending material legal proceedings to which Liggett and/or BGL are party.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).     Exhibits

                  27.1 Liggett Group Inc.'s Financial Data Schedule (for SEC use only)

                  27.2 Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)

                  99.1 Material legal proceedings (incorporated by reference to Exhibit 99.1 in BGL's Form 10-Q for the quarter ended March 31, 1998, Commission Rule No. 1-5759).


         (b).     Reports on Form 8-K

                  During the first quarter of 1998, the Company and Eve filed a current report on Form 8-K, dated February 2, 1998, concerning items 5 and 7 (no financial statements were included therewith).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on May 15, 1998.



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