Form 10-K/A
period 1997-12-31
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1998-06-03
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                              FORM 10 - K/A No. 1



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


         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat Ltd. ("Liggett-Ducat") from Brooke (Overseas) Ltd. ("BOL"), an indirect subsidiary of BGL, for $2.1 million. Liggett-Ducat is engaged in the manufacture and sale of cigarettes in Russia. Liggett also acquired on that date for $3.4 million a ten-year option to purchase from BOL at the same per share price, up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. The option fee would be credited against the purchase price. In addition, as part of the same transaction, on March 13, 1997, Liggett acquired from BOL for $2.2 million another ten-year option on the same terms to purchase the remaining shares of Liggett-Ducat (approximately an additional 33%) owned by BOL. On December 31, 1997, the carrying value of Liggett-Ducat amounted to $1,208. On February 2, 1998, in connection with the amendments to the Indenture governing Liggett's Senior Secured Notes, BOL acquired the Liggett-Ducat shares and options held by Liggett. See Note 10 to the Company's consolidated financial statements included elsewhere in this report.


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

         Liggett understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible fraud by the tobacco industry relating to smoking and health research undertaken or administered by The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

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


ITEM 3.  LEGAL PROCEEDINGS

         Reference is made to Note 12, incorporated herein by reference, to the Company's consolidated financial statements, which contain a general description of certain legal proceedings to which Liggett and/or BGLS or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings incorporated herein by reference, for additional information regarding the pending material legal proceedings to which Liggett and/or BGL are party. A copy of Exhibit 99.1 will be provided to security holders of Liggett without charge upon written request to BGL at its principal executive offices, 100 S.E. Second Street, Miami, Florida 33131, Attn. Investor Relations.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on June 3, 1998.




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


         OPERATING LOSS. Net loss amounted to $16,757 for 1997 compared to a net loss of $18,372 for 1996. This reduction in net loss was primarily the result of the factors discussed above, the absence of an income tax provision, a gain of $1,017 on the sale of surplus realty and equipment in 1997, a gain of $2,963 on the retirement of debt and a change in equity in income from an affiliate.

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

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $7,728 based upon eligible collateral at December 31, 1997. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended on April 8, 1998 in connection with the March 1998 Settlements, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 1997, Liggett's adjusted net worth and net working capital deficiencies, as computed in accordance with the agreement and giving effect to the March 1998 Settlements, were $187,959 and $12,616, respectively.

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


         During 1997, Liggett engaged in negotiations with its note holders to restructure the terms of the Liggett Notes. During such negotiations, the Company postponed making the interest payment of approximately $9,700 due on August 1, 1997 on the Liggett Notes. As discussed above, on August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date to make the August 1, 1997 interest payment. The indenture governing the Liggett Notes provides for a 30-day grace period before the failure to pay interest will be an event of default.


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

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholder
Liggett Group Inc.


We have audited the consolidated financial statements and the financial statement schedule of Liggett Group Inc. listed in the index on page 15 of this Form 10-K (as restated - see Note 2n). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liggett Group Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company suffered a loss of $16,757,000 for the year ended December 31, 1997 and had net capital and working capital deficiencies of $192,857,000 and $17,542,000, respectively, at December 31, 1997. The Company also has a $144,891,000 principal payment due on its Senior Secured Notes on February 1, 1999 and the Company's revolving credit facility (the "Facility"), which had a balance of $23,427,000 at December 31, 1997, is due on March 8, 1999. The Company's financial resources are not sufficient to repay the Senior Secured Notes when they become due, nor will the Company be able to repay the Facility when it becomes due. In addition, as disclosed in Note 2a of the financial statements, due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2a. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

Commitments and contingencies (Notes 5 and 12)

Stockholder's equity (deficit):
  Redeemable preferred stock (par value $1.00 per share;
   authorized 1,000 shares; no shares issued and out-
   standing)
 Common stock (par value $0.10 per share; authorized
   2,000 shares; issued and outstanding 1,000 shares)
   and contributed capital .................................................        50,218           49,840
 Accumulated deficit .......................................................      (243,075)        (226,318)
                                                                                 ---------        ---------

         Total stockholder's deficit .......................................      (192,857)        (176,478)
                                                                                 ---------        ---------

         Total liabilities and stockholder's equity (deficit) ..............     $  68,475        $  97,677
                                                                                 =========        =========





                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Dollars in thousands)



                                                                Year Ended December 31,
                                                                -----------------------
                                                          1997          1996          1995
                                                          ----          ----          ----

Net sales* ........................................    $ 312,268     $ 401,062     $ 455,666
Cost of sales* ....................................      139,310       187,799       212,314
                                                       ---------     ---------     ---------

          Gross profit ............................      172,958       213,263       243,352

Selling, general and administrative expenses ......      151,186       203,214       212,830
Settlement charges ................................       16,527            --         3,976
Restructuring .....................................        1,557         3,296         1,927
                                                       ---------     ---------     ---------

          Operating income ........................        3,688         6,753        24,619

Other income (expense):
    Interest income ...............................           60            23             3
    Interest expense ..............................      (23,755)      (23,901)      (23,449)
    Equity in income (loss) of affiliates .........          498        (1,116)           --
    Sale of assets ................................        1,017         3,669            --
    Miscellaneous, net ............................        1,735            --         1,133
                                                       ---------     ---------     ---------

          (Loss) income before income taxes .......      (16,757)      (14,572)        2,306

Income tax provision ..............................           --         3,800         1,751
                                                       ---------     ---------     ---------

          Net (loss) income .......................    $ (16,757)    $ (18,372)    $     555
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

                               LIGGETT GROUP INC.
                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (Dollars in thousands)




                                                      Common                      Total
                                                     Stock and                 Stockholder's
                                                    Contributed                   Equity
                                                      Capital       Deficit      (Deficit)
                                                      -------       -------       ---------

Balance at December 31, 1994 ......................   $ 53,240     $(207,703)    $(154,463)

   Net income .....................................         --           555           555
   Excess of investment over cost basis of
       net assets acquired from indirect parent ...         --          (798)         (798)
                                                      --------     ---------     ---------
Balance at December 31, 1995  .....................     53,240      (207,946)     (154,706)

   Net loss .......................................         --       (18,372)      (18,372)
   Consideration for option to acquire affiliate
       stock in excess of its net assets (Note 13).     (3,400)           --        (3,400)
                                                      --------     ---------     ---------

Balance at December 31, 1996 ......................     49,840      (226,318)     (176,478)

   Net loss .......................................         --       (16,757)      (16,757)
   Sale of equipment to affiliate..................      2,578            --         2,578
   Excess of investment over cost basis of
       net assets acquired from indirect parent ...     (2,200)           --        (2,200)
                                                      --------     ---------     ---------

Balance at December 31, 1997  .....................   $ 50,218     $(243,075)    $(192,857)
                                                      ========     =========     =========






















                  The accompanying notes are an integral part
                         of these financial statements.

                               LIGGETT GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)



                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                    1997          1996          1995
                                                                    ----          ----          ----
Cash flows from operating activities:
    Net income  (loss) ......................................    $ (16,757)    $ (18,372)    $     555
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
      Depreciation and amortization .........................        7,025         7,969         7,972
      Deferred income taxes .................................           --         3,800         1,259
      Gain on sale of property, plant and equipment .........       (1,017)       (3,669)         (375)
      Gain on retirement of notes ...........................       (2,963)           --        (1,273)
      Deferred finance charges and  debt discount
         written off ........................................          130            --           160
      Equity in (income) loss of affiliate ..................         (498)        1,116            --
    Changes in assets and liabilities:
         Accounts receivable ................................        9,745         4,691         7,060
         Inventories ........................................       15,065         4,220        (7,658)
         Accounts payable ...................................      (12,092)         (330)        7,671
         Accrued expenses ...................................       (5,442)        8,479       (10,638)
         Non-current employee benefits ......................         (172)         (276)         (225)
         Other, net .........................................       12,027        (1,461)        9,079
                                                                 ---------     ---------     ---------
             Net cash provided by operating activities ......        5,051         6,167        13,587
                                                                 ---------     ---------     ---------

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment .....        1,494         4,424           570
    Proceeds from sale of equipment to an affiliate..........        3,000            --            --
    Capital expenditures ....................................       (2,462)       (4,319)       (1,104)
    Investment in affiliates ................................       (2,200)       (5,500)         (800)
                                                                 ---------     ---------     ---------
            Net cash used in investing activities ...........         (168)       (5,395)       (1,334)
                                                                 ---------     ---------     ---------

Cash flows from financing activities:
    Repayments of long-term debt ............................       (4,775)         (254)       (8,208)
    Borrowings under revolving credit facility ..............      278,442       351,428       397,873
    Repayments under revolving credit facility ..............     (279,286)     (348,173)     (401,703)
    Deferred finance charges ................................         (149)          (18)           --
    Increase (decrease) in cash overdraft ...................          885        (3,755)         (215)
                                                                 ---------     ---------     ---------
            Net cash used in financing activities ...........       (4,883)         (772)      (12,253)
                                                                 ---------     ---------     ---------

Net change in cash and cash equivalents .....................           --            --            --
Cash and cash equivalents:
    Beginning of period .....................................           --            --            --
                                                                 ---------     ---------     ---------
    End of period ...........................................    $      --     $      --     $      --
                                                                 =========     =========     =========
Supplemental cash flow information:
    Cash payments during the period for:
        Interest ............................................    $  23,491     $  23,228     $  23,196
        Income taxes ........................................    $     162     $     189     $     130






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


m.       Fair Value of Financial Instruments


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


n.       Reclassification

         The Company has reclassified the excess of the proceeds received, $2,578, over the carrying value of production equipment sold to Brooke (Overseas) Ltd. ("BOL") as an element of contributed capital because the sale was made between entities under common control of BGLS and BGL. This amount was previously shown in other income as a portion of sale of assets in the consolidated statements of operations. (See also Note 13).



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

         Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rates are summarized as follows:




                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                     1997         1996        1995
                                                                     ----         ----        ----
          (Loss) income before income taxes ...................    $(16,757)    $(14,572)    $2,306
                                                                   ========     ========     ======

          Federal income tax at statutory rates ...............    $ (5,865)    $ (5,100)    $  807
          Increases (decreases) resulting from:
              State income tax expense (benefit) net of
                 federal income tax expense (benefit)..........          --         (634)       216
              Other, net ......................................        (596)        (247)       285
              Change in valuation allowance ...................       6,461        9,781        443
                                                                   --------     --------     ------

          Total tax provision .................................    $     --     $  3,800     $1,751
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


         During 1997, Liggett engaged in negotiations with its note holders to restructure the terms of the Liggett Notes. During such negotiations, the Company postponed making the interest payment of approximately $9,700 due on August 1, 1997 on the Liggett Notes. As discussed below, on August 29, 1997, the Facility was amended to permit Liggett to borrow an additional $6,000 which was used on that date to make the August 1, 1997 interest payment. The indenture governing the Liggett Notes provides for a 30-day grace period before the failure to pay interest will be an event of default.


         On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, BGL agreed to issue 482,970 shares of BGL's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, the Company will record a deferred charge of approximately $4,100 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge is being amortized as an adjustment to interest expense over a period of one year. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. BGL and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes and to subordinate, until repayment in full of all amounts outstanding in respect of the Liggett Notes, their reimbursement rights with respect to the guarantee of borrowings under the Facility made in connection with the Company's August 1, 1997 interest installment and any future advances in connection with the guarantee of the August 1, 1998 interest payment. In consideration of the contribution of the BGL common stock, the waiver of certain management and other fees, the guarantee of the interest payments and subordination of certain reimbursement rights, the Company transferred its ownership interest in, and options to acquire, additional shares of stock of Liggett-Ducat Ltd. ("Liggett-Ducat") to BOL. The Company will account for the transfer of its ownership interest in, and options to acquire, additional shares of stock of Liggett-Ducat to BOL as a capital distribution to BGLS. Based on the carrying value of the investment at December 31, 1997, the capital distribution is expected to be approximately $1,167. In addition, the Liggett Noteholders were granted additional collateral in the form of a security interest in 16% of the stock of Liggett-Ducat or a successor entity held by BOL.


         On February 1, 1999, all of the Liggett Notes, approximately $144,891, will reach maturity. There are no refinancing or restructuring arrangements in place at this time for the notes and no assurances can be given in this regard. (Refer to Note 2 (a).)

         Revolving Credit Facility

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $7,728 based upon eligible collateral at December 31, 1997. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended April 8, 1998 in connection with the March 1998 Settlements, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement). At December 31, 1997, Liggett's adjusted net worth and net working capital deficiencies, as computed in accordance with the agreement and giving effect to the March 1998 Settlements, were $187,959 and $12,616, respectively. The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note 12) shall constitute an event of default under the Facility.

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


         As mentioned above, in March 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled Fletcher, et al.
v. Brooke Group Ltd., et al., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and on May 15, 1997, a similar mandatory class settlement agreement was filed in an action entitled Walker, et al. v. Liggett Group Inc., et al., United States District Court, Southern District of West Virginia. The Company anticipates that should the court in Fletcher, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against Liggett and BGL. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released in the nationwide class action. As the class definition in Fletcher encompasses all persons in the United States who would claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and BGL.


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

         Liggett understands that a grand jury investigation is being conducted by the office of the United States Attorney for the Eastern District of New York (the "Eastern District Investigation") regarding possible fraud by the tobacco industry relating to smoking and health research undertaken or administered by The Council for Tobacco Research - USA, Inc. (the "CTR"). Liggett was a sponsor of the CTR at one time. In May 1996, Liggett received a subpoena from a Federal grand jury sitting in the Eastern District of New York, to which Liggett has responded.

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

13.      Related Party Transactions


         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat's tobacco operations from BOL, for $2,100. Liggett-Ducat produces and markets cigarettes in Russia. Liggett also acquired on that date for $3,400 a ten-year option to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. On March 13, 1997, Liggett acquired a second ten-year option to purchase BOL's remaining shares in Liggett-Ducat (an additional 33%) for $2,200 of which $2,049 was paid in cash, with the balance settled through intercompany accounts. Such amounts are accounted for as an element of cash flows from investing activities in the Company's consolidated statements of cash flows. Liggett accounted for its investment in Liggett-Ducat under the equity method of accounting. Liggett's equity in the net income of Liggett-Ducat amounted to $498 for the year ended December 31, 1997. The Company's equity in the loss of Liggett-Ducat amounted to $1,116 for the year ended December 31, 1996. On December 31, 1997, the carrying value of Liggett-Ducat amounted to $1,208. The excess of the cost of the option over the carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit. On January 30, 1998, in connection with the restructuring of the Liggett Notes, BOL acquired the Liggett-Ducat shares and options held by Liggett. (Refer to Note 10.)



         On April 28, 1997, BOL purchased excess production equipment from Liggett for $3,000. The difference of $2,578 between the sale price and the carrying value is accounted for as a credit to contributed capital.


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

* 21.1            Subsidiaries of Liggett (incorporated by reference to Exhibit
                  21.1 to Liggett's Form 10-K for the year ended December 31,
                  1997).

* 21.2            Subsidiaries of Eve (incorporated by reference to Exhibit
                  21.2 to Liggett's Form 10-K for the year ended December 31,
                  1997).

  27.1            Financial Data Schedule of Liggett (restated).

  27.2            Financial Data Schedule of Eve (previously filed).

*99.1 Material legal proceedings (incorporated by reference to Exhibit 99.1 in BGL's Form 10-K/A No. 2 for the year ended December 31, 1997, Commission File No. 1-5759).

------------
* Incorporated by reference