Form 10-Q
period 1998-06-30
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1998-08-14
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


As of August 14, 1998 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                      INDEX

                                                                                                    PAGE

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Liggett Group Inc.:
          -------------------

                  Consolidated Balance Sheets as of June 30, 1998 and
                      December 31, 1997..............................................                3
                  Consolidated Statements of Operations for the three and six
                      months ended June 30, 1998 and 1997............................                5
                  Consolidated Statement of Stockholder's Equity (Deficit) for
                      the six months ended June 30, 1998.............................                6
                  Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1998 and 1997...................................                7
                  Notes to Consolidated Financial Statements.........................                8


           Eve Holdings Inc.:
           ------------------

                  Balance Sheets as of June 30, 1998 and December 31, 1997...........               24
                  Statements of Operations for the three and six months ended
                      June 30, 1998 and 1997.........................................               25
                  Statements of Cash Flows for the six months ended June 30,
                      1998 and 1997..................................................               26
                  Notes to Financial Statements......................................               27


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS....................................................               29



PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.........................................................               39



ITEM 6.    EXHIBITS..................................................................               39



SIGNATURES...........................................................................               40

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LIGGETT GROUP INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                      June 30,    December 31,
                                                                        1998         1997
                                                                       -------      -------
                             ASSETS

Current assets:
     Cash .......................................................      $   582      $    --
     Accounts receivable:
         Trade, less allowances of $529 and $1,062, respectively        11,384        9,572
         Other ..................................................          991          743

     Inventories ................................................       31,549       35,057

     Other current assets .......................................          719          738
                                                                       -------      -------

             Total current assets ...............................       45,225       46,110

Property, plant and equipment, at cost, less accumulated
     depreciation of $29,702 and $29,452, respectively ..........       16,673       17,756

Intangible assets, at cost, less accumulated amortization
     of $19,845 and $19,111, respectively .......................          750        1,609

Other assets and deferred charges, at cost, less accumulated
     amortization of $11,671 and $9,000, respectively ...........        3,674        3,000
                                                                       -------      -------

             Total assets .......................................      $66,322      $68,475
                                                                       =======      =======








                                   (continued)

                               LIGGETT GROUP INC.

                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                    June 30,      December 31,
                                                                                     1998            1997
                                                                                   ---------       ---------
                                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt ...................................      $ 167,458       $      28
     Cash overdraft .........................................................             --             891
     Accounts payable, principally trade ....................................          5,974           6,413
     Accrued expenses:
         Promotional ........................................................         22,891          26,993
         Taxes, principally excise taxes ....................................          3,347           3,643
         Estimated allowance for sales returns ..............................          4,750           4,750
         Interest ...........................................................          8,067           8,070
         Settlement accruals ................................................          2,936           4,030
         Other ..............................................................          6,586           8,834
                                                                                   ---------       ---------

             Total current liabilities ......................................        222,009          63,652

Long-term debt, less current maturities .....................................             --         168,112

Non-current employee benefits and other liabilities .........................         11,357          11,168

Other long-term liabilities .................................................         21,328          18,400

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):
     Redeemable preferred stock (par value $1.00 per share; authorized 1,000 shares; no shares issued and outstanding)
     Common stock (par value $0.10 per share; authorized 2,000 shares; issued and outstanding 1,000 shares)
       and contributed capital ..............................................         53,156          50,218
     Accumulated deficit ....................................................       (241,528)       (243,075)
                                                                                   ---------       ---------

             Total stockholder's deficit ....................................       (188,372)       (192,857)
                                                                                   ---------       ---------

             Total liabilities and stockholder's equity (deficit) ...........      $  66,322       $  68,475
                                                                                   =========       =========



                     The accompanying notes are an integral
                       part of these financial statements.

                               LIGGETT GROUP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                           ---------------------------     ---------------------------
                                                               1998            1997            1998            1997
                                                           ------------    -----------     -----------     -----------

Net sales*  ...........................................      $  83,398       $  78,142       $ 149,024       $ 144,443

Cost of sales* ........................................         33,082          36,214          59,270          66,473
                                                             ---------       ---------       ---------       ---------

          Gross profit ................................         50,316          41,928          89,754          77,970

Selling, general and administrative expenses ..........         40,022          37,430          72,728          71,353

Settlement charges ....................................          1,399              --           1,881              --

Restructuring .........................................             --              70              --           1,831
                                                             ---------       ---------       ---------       ---------

          Operating income ............................          8,895           4,428          15,145           4,786

Other income (expense):

     Interest income ..................................             --               3              --              60
     Interest expense .................................         (7,352)         (5,930)        (14,434)        (11,970)
     Equity in income of affiliate ....................             --             218              --             185
     Sale of assets ...................................            468           2,402             836           3,994
     Retirement of debt ...............................             --              --              --           2,963
     Miscellaneous, net ...............................             --               1              --              --
                                                             ---------       ---------       ---------       ---------

          Net income ..................................      $   2,011       $   1,122       $   1,547       $      18
                                                             =========       =========       =========       =========





*Net sales and cost of sales include federal excise taxes of $17,666, $19,153, $32,476, and $36,013, respectively.








                     The accompanying notes are an integral
                       part of these financial statements.

                               LIGGETT GROUP INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                   (Unaudited)
                             (Dollars in thousands)

                                                          Common
                                                         Stock and                         Total
                                                        Contributed     Accumulated    Stockholder's
                                                          Capital          Deficit        Deficit
                                                       -------------    ------------   -------------

Balance at December 31, 1997  .....................      $  50,218       $(243,075)      $(192,857)

   Net income .....................................             --           1,547           1,547
   Effectiveness fee on debt ......................          4,105              --           4,105
   Transfer of ownership interest in an affiliate .         (1,167)             --          (1,167)
                                                         ---------       ---------       ---------

Balance at June 30, 1998 ..........................      $  53,156       $(241,528)      $(188,372)
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

                               LIGGETT GROUP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              -------------------------
                                                                                1998           1997
                                                                              ---------       ---------
Cash flows from operating activities:
    Net income .........................................................      $   1,547       $      18
    Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization ...................................          3,400           3,482
       Gain on sale of property, plant and equipment ...................           (836)         (3,994)
       Gain on retirement of notes .....................................             --          (2,963)
       Effectiveness fee on debt .......................................          1,710              --
       Deferred finance charges and debt discount written off ..........             --             130
       Equity in income of affiliate ...................................             --            (185)
    Changes in assets and liabilities:
       Accounts receivable .............................................         (2,050)          7,430
       Inventories .....................................................          3,508           7,197
       Accounts payable ................................................         (1,764)         (2,364)
       Accrued expenses ................................................         (5,166)         (8,607)
       Non-current employee benefits ...................................            (52)           (205)
       Other, net ......................................................          1,916            (974)
                                                                              ---------       ---------
             Net cash provided by (used in) operating activities .......          2,213          (1,035)

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment ................          1,171           4,743
    Capital expenditures ...............................................           (694)         (1,086)
    Purchase of an option in affiliate .................................             --          (2,200)
                                                                              ---------       ---------
            Net cash provided by investing activities ..................            477           1,457

Cash flows from financing activities:
    Repayments of long-term debt .......................................            (28)         (4,664)
    Borrowings under revolving credit facility .........................        124,042         137,062
    Repayments under revolving credit facility .........................       (124,792)       (132,308)
    Deferred finance charges ...........................................           (439)             --
    Decrease in cash overdraft .........................................           (891)             (6)
                                                                              ---------       ---------
            Net cash (used in) provided by financing activities ........         (2,108)             84

Net increase in cash and cash equivalents ..............................            582             506
Cash and cash equivalents:
    Beginning of period ................................................             --              --
                                                                              ---------       ---------
    End of period ......................................................      $     582       $     506


Supplemental cash flow information: Cash payments during the period for:
        Interest .......................................................      $  11,064       $  11,984
        Income taxes ...................................................      $     126       $     108



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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $188,372 as of June 30, 1998, is highly leveraged and has substantial near-term debt service requirements. (See Note 7.) Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         The Liggett Notes mature on February 1, 1999 and the Facility expires on March 9, 1999. Accordingly, as of June 30, 1998, the current maturities of the Liggett Notes of $144,780 (net of unamortized discount) and of the Facility of $22,678 contribute substantially to the working capital deficit of $176,784.

         On January 30, 1998, the Company obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 7.) At maturity, the Liggett Notes will require a principal payment of $144,891. The Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, the Company has a $40,000 Facility expiring March 8, 1999 under which $22,678 was outstanding at June 30, 1998. While management currently intends to seek to refinance and/or restructure with the Company's note holders the maturity requirements on the Liggett Notes and to extend the Facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. If the Company is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, the Liggett Notes and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), for the year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company has no items of other comprehensive income in any period presented and therefore is not required to report comprehensive income.

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

5.       INVENTORIES

         Inventories consist of the following:

                                             June 30,     December 31,
                                               1998          1997
                                             --------     ------------

         Finished goods ...............      $ 12,456       $ 13,273
         Work-in-process ..............         2,256          1,926
         Raw materials ................        16,693         21,211
         Replacement parts and supplies         3,465          3,545
                                             --------       --------

         Inventories at current cost ..        34,870         39,955

         LIFO adjustment ..............        (3,321)        (4,898)
                                             --------       --------

         Inventories at LIFO cost .....      $ 31,549       $ 35,057
                                             ========       ========


         The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $7,311 at June 30, 1998.

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                                    June 30,     December 31,
                                                                      1998           1997
                                                                    --------       --------
         Land and improvements ...............................      $    411       $    411
         Buildings ...........................................         6,015          6,228
         Machinery and equipment .............................        39,949         40,569
                                                                    --------       --------

         Property, plant and equipment .......................        46,375         47,208

         Less accumulated depreciation .......................       (29,702)       (29,452)
                                                                    --------       --------

         Property, plant and equipment, net ..................      $ 16,673       $ 17,756
                                                                    ========       ========

7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                    June 30,      December 31,
                                                                      1998            1997
                                                                    ---------      ----------
         11.5% Senior Secured Notes due February 1, 1999,
            net of unamortized discount of $111 and $206,
            respectively .....................................      $ 112,501       $ 112,406
         Variable Rate Series C Senior Secured Notes due
            February 1, 1999 .................................         32,279          32,279
         Borrowings outstanding under revolving credit
            facility .........................................         22,678          23,427
         Other ...............................................             --              28
                                                                    ---------       ---------
                                                                      167,458         168,140

         Current portion .....................................       (167,569)            (28)
         Unamortized discount, current portion ...............            111              --
                                                                    ---------       ---------

         Amount due after one year ...........................      $      --       $ 168,112
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

         On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, BGL agreed to issue 483,002 shares of BGL's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, the Company recorded a deferred charge of approximately $4,100 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge is being amortized as an adjustment to interest expense over a period of one year. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. BGL and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment on the Liggett Notes and to subordinate, until repayment in full of all amounts outstanding in respect of the Liggett Notes, their reimbursement rights with respect to the guarantee of borrowings under the Facility made in connection with the Company's August 1, 1997 interest installment and any future advances in connection with the guarantee of the August 1, 1998 interest payment. In consideration of the contribution of the BGL common stock, the waiver of certain management and other fees, the guarantee of the interest payments and subordination of certain reimbursement rights, the Company transferred its ownership interest in, and options to acquire additional shares of stock of, Liggett-Ducat Ltd. ("Liggett-Ducat") to Brooke (Overseas) Ltd. ("BOL"), a subsidiary of BGLS. The Company accounted for the transfer of its ownership interest in, and options to acquire additional shares of stock of, Liggett-Ducat to BOL as a capital distribution to BGLS. Based on the carrying value of the investment at January 30, 1998, the capital distribution is approximately $1,167. In addition, the Liggett Noteholders were granted additional collateral in the form of a security interest in 16% of the stock of Liggett-Ducat or a successor entity held by BOL.

         On February 1, 1999, all of the Liggett Notes, totaling $144,891, will reach maturity. There are no refinancing or restructuring arrangements in place at this time for the notes and no assurances can be given in this regard. (Refer to Note 1.)

         REVOLVING CREDIT FACILITY

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $5,946 based upon eligible collateral at June 30, 1998. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $185,051 at June 30, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $6,005 at June 30, 1998). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note 8) shall constitute an event of default under the Facility.

         In November 1997, the Facility was extended until March 8, 1999. For information concerning Liggett's substantial near-term debt service requirements and other related matters, see Note 1.

8.       COMMITMENTS AND CONTINGENCIES

TOBACCO-RELATED LITIGATION:

         OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or BGL). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers. The cases generally fall into four categories:
(i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"), (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions"), (iii) health care cost recovery actions brought by state and local governments ("Attorneys General Actions") and (iv) health care cost recovery actions brought by third-party payors including asbestos manufacturers, unions and taxpayers ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. The future financial impact on Liggett of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the six months ended June 30, 1998, Liggett incurred counsel fees and costs totaling approximately $2,562, compared to $2,152 for the comparable prior year period.

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

         INDIVIDUAL ACTIONS. As of June 30, 1998, there were approximately 245 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 95 were pending in the State of Florida, 84 in the State of New York and 20 in the State of Texas. The balance of individual cases were pending in 16 states. There are three individual cases pending where Liggett is the only named defendant.

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

         CLASS ACTIONS. As of June 30, 1998, there were approximately 40 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL. and WALKER, ET AL. V. LIGGETT GROUP INC., ET AL. have been settled by Liggett, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

         In October 1991, an action entitled BROIN, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL., Circuit Court of the Eleventh Judicial District in and for Dade County, Florida, was filed against Liggett and others. This case was brought by plaintiffs on behalf of all flight attendants that worked or are presently working for airlines based in the United States and who never regularly smoked cigarettes but allege that they have been damaged by involuntary exposure to ETS. In October 1997, the other major tobacco companies settled this matter which settlement provides for a release of Liggett and BGL. In February 1998, the Circuit Court approved the settlement; however, an objector filed a Notice of Appeal of the settlement in the Third District Court of Appeal.

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

         The extent of the impact of the CASTANO decision on tobacco-related class action litigation is still uncertain, although the decertification of the CASTANO class by the Fifth Circuit may preclude any federal court from certifying a nationwide class action for trial purposes with respect to tobacco-related claims. The CASTANO decision has had, however, only limited effect with respect to courts' decisions regarding narrower tobacco-related classes or class actions brought in state rather than federal court. For example, since the Fifth Circuit's ruling, courts in New York, Louisiana and Maryland have certified "addiction-as-injury" class actions that covered only citizens in those states. Two class actions pending in state court in Florida have also been certified, one of which, the BROIN case, was settled in 1997. The CASTANO decision has had no measurable impact on litigation brought by or on behalf of single individual claimants.

         ATTORNEY GENERAL ACTIONS. As of June 30, 1998, 40 Attorney General Actions were filed against Liggett and BGL. As more fully discussed below, Liggett and BGL have settled 36 of these actions. In addition, Liggett has reached settlements with nine Attorneys General representing states, commonwealths or territories that have not yet commenced litigation against Liggett or BGL. In these proceedings, state and local government entities seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

         THIRD-PARTY PAYOR ACTIONS. As of June 30, 1998, there were approximately 55 Third-Party Payor Actions pending. The claims in these cases are similar to those in the Attorney General Actions. In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation, and violation of federal racketeering and anti-trust laws as well as other claims.

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

         Under the March 1996 Settlements, the five settling states would share an initial payment by Liggett of $5,000, payable over nine years and indexed and adjusted for inflation, provided that any unpaid amount will be due 60 days after either a default by Liggett in its payment obligations under the settlement or a merger or other similar transaction by Liggett or BGL with another defendant in the lawsuits. In addition, Liggett will be required to pay the settling states a percentage of Liggett's pretax income (income before income taxes) each year from the second through the twenty-fifth year. This annual percentage is 2.5% of Liggett's pretax income, subject to increase to 7.5% depending on the number of additional states joining the settlement. No additional states have joined this settlement to date. All of Liggett's payments are subject to certain reductions provided for in the agreement. Liggett has also agreed to pay to the settling states $5,000 if Liggett or BGL fails to consummate a merger or other similar transaction with another defendant in the lawsuits within three years from the date of the March 1996 Settlements.

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

         During 1997, Liggett and BGL entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 21 states and with a nationwide class of individuals and entities that allege smoking-related claims (settlements with these 21 Attorneys General and with the nationwide class are hereinafter referred to as the "March 1997 Settlements"). In March 1998, Liggett and BGL announced settlements with the Attorneys General of 15 states, the District of Columbia, Guam, Northern Mariana Islands and the U.S. Virgin Islands (the "March 1998 Settlements"). The foregoing settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL, brought by the Attorneys General and, upon court approval, the nationwide class.

         The states, commonwealths and territories where settlements have been reached with Attorneys General are: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Guam, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Dakota, Northern Mariana Islands, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Texas, Utah, U.S. Virgin Islands, Washington, West Virginia, Wisconsin and Wyoming. Other states have either recently filed health care cost recovery actions or indicated intentions to do so. Both Liggett and BGL will endeavor to resolve those actions on substantially the same terms and conditions as the March 1998 Settlements, however, there can be no assurance that any such settlements will be completed.

         As mentioned above, in March 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL.
V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. On July 2, 1998, Liggett, BGL and plaintiffs filed an amended class action settlement agreement in FLETCHER. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. The Company anticipates that should the court in FLETCHER, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against Liggett and BGL. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released in the nationwide class action. As the class definition in FLETCHER encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and BGL.

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

         The AMCHEM decision's ultimate effect on the viability of the WALKER and FLETCHER settlements remains uncertain given the Fifth Circuit's recent ruling reaffirming the limited fund class action settlement in IN RE ASBESTOS LITIGATION ("AHEARN"). In June 1997, the Supreme Court remanded AHEARN to the Fifth Circuit for consideration in light of AMCHEM. On remand, the Fifth Circuit made two decisive distinctions between AMCHEM and AHEARN. First, the AHEARN class action proceeded under Rule 23(b)(1) while AMCHEM was a Rule 23(b)(3) case and second, in AHEARN, there was no allocation or difference in award, according to nature or severity of injury, as there was in AMCHEM. The Fifth Circuit concluded that all members of the class and all class representatives share common interests and none of the uncommon questions abounding in AMCHEM exist. On June 22, 1998, the Supreme Court granted certiorari to review the Fifth Circuit decision.

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

         Pursuant to the March 1998 Settlements, Liggett is required to pay each of settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The liability was computed using a discount rate of 18%. The aggregate payments required under the March 1996, March 1997 and March 1998 Settlements are $45,000. Of this amount, $3,389 has been paid as of June 30, 1998. The annual percentage is subject to increase, pro rata from 27.5% - 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 and March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements. In all settlements, Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present. The March 1998 Settlements provide for additional restrictions and regulations on Liggett's advertising, including a prohibition on outdoor advertising and product advertising on the Internet and on payments for product placement in movies and television.

         Under all settlements, Liggett and BGL are also entitled to "most favored nation" treatment in the event any settling Attorney General reaches a settlement with any other defendant tobacco company. Pursuant to the March 1996 and March 1997 Settlements, in the event of a global settlement involving federal legislation with any other defendant tobacco company, the settling Attorneys General agreed to use their "best efforts" to ensure that Liggett's and BGL's liability under such legislation should be no more onerous than under those settlements. Under the March 1998 Settlements, the settling Attorneys General agreed to write letters to Congress and the President of the United States to ensure that Liggett's and BGL's liability under any such legislation should be more onerous than under this settlement.

         Liggett accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements and $16,902 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued because Liggett cannot quantify the future costs of the settlements as the amounts Liggett must pay are based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable.

         Separately, the other tobacco companies negotiated settlements of the Attorney General Actions in Mississippi, Florida, Texas, and Minnesota, and it has been widely publicized that the other companies have engaged in negotiations to settle with the Attorneys General of the remaining states.

         Copies of the various settlement agreements are filed as exhibits to Liggett's Form 10-K and the discussion herein is qualified in its entirety by reference thereto.

         TRIALS. On May 8, 1998, the other tobacco companies settled the litigation in Minnesota known as the STATE OF MINNESOTA BY HUBERT H. HUMPHREY, III, ITS ATTORNEY GENERAL AND BLUE CROSS AND BLUE SHIELD OF MINNESOTA V. PHILIP MORRIS INCORPORATED, ET AL. Liggett settled the claims of the State of Minnesota on March 20, 1997 and on June 2, 1998 settled the claims of Blue Cross and Blue Shield of Minnesota. There are several other trial dates scheduled during 1998 for individual cases; however, trial dates are subject to change.

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

         In March 1996, and in each of March, July, October and December 1997, Liggett and/or BGL received subpoenas from a Federal grand jury in connection with an investigation by the United States Department of Justice (the "DOJ Investigation") involving the industry's knowledge of the health consequences of smoking cigarettes; the targeting of children by the industry and the addictive nature of nicotine and the manipulation of nicotine by the industry. Liggett has responded to the March 1996, March 1997 and July 1997 subpoenas and is in the process of responding to the October and December 1997 subpoenas. Liggett understands that the Eastern District Investigation and the DOJ Investigation essentially have been consolidated into one investigation conducted by the Department of Justice (the "DOJ"). Liggett and BGL are unable, at this time, to predict the outcome of this investigation.

         On April 28, 1998, BGL announced that Liggett had reached an agreement with the United States Department of Justice to cooperate in both the Eastern District Investigation and the DOJ Investigation. The agreement does not constitute an admission of any wrongful behavior by Liggett. The DOJ has not provided immunity to Liggett and has full discretion to act or refrain from acting with respect to Liggett in the investigation.

         Litigation is subject to many uncertainties, and it is possible that some of the aforementioned actions could be decided unfavorably against Liggett or BGL. An unfavorable outcome of a pending smoking and health case could encourage the commencement of additional similar litigation. Liggett is unable to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation. Liggett is also unable to make a meaningful estimate with respect to the amount of loss that could result from an unfavorable outcome of many of the cases pending against the Company, because the complaints filed in these cases rarely detail alleged damages. Typically, the claims set forth in an individual's complaint against the tobacco industry pray for money damages in an amount to be determined by a jury, plus punitive damages and costs. These damage claims are typically stated as being for the minimum necessary to invoke the jurisdiction of the court.

         Third-party payor claimants and others have set forth several additional variations on relief sought: funding of corrective public education campaigns relating to issues of smoking and health; funding for clinical smoking cessation programs; disgorgement of profits from sales of cigarettes; restitution; treble damages; and attorneys' fees. Nevertheless, no specific amounts are provided. It is understood that requested damages against the tobacco company defendants in these cases might be in the billions of dollars.

         It is possible that Liggett's consolidated financial position, results of operation and cash flow could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.

         Liggett has been involved in certain environmental proceedings, none of which, either individually or in the aggregate, rises to the level of materiality. Liggett's current operations are conducted in material compliance with all environmental laws and regulations. Management is unaware of any material environmental conditions affecting its existing facilities. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on the capital expenditures, earnings or competitive position of Liggett.

         There are several other proceedings, lawsuits and claims pending against Liggett unrelated to smoking or tobacco product liability. Management is of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect Liggett's financial position, results of operations or cash flows.

LEGISLATION AND REGULATION:

         In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas. On July 17, 1998, the court ruled that the EPA made procedural and scientific mistakes when it declared in its 1993 report that secondhand smoke caused as many as 3,000 cancer deaths a year among nonsmokers.

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

Others in the cigarette industry have suggested an "end-user licensing" system under which the right to import tobacco under the quota would be initially assigned based on domestic market share. Such an approach, if adopted, could have a material adverse effect on Liggett.

         In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The four major cigarette manufacturers and the FDA have filed notices of appeal. Liggett and BGL support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the CASTANO and Attorney General Actions above.

         In August 1996, the Commonwealth of Massachusetts enacted legislation requiring tobacco companies to publish information regarding the ingredients in cigarettes and other tobacco products sold in that state. In December 1997, the United States District Court for the District of Massachusetts enjoined this legislation from going into effect; however, in December 1997, Liggett began complying with this legislation by providing ingredient information to the Massachusetts Department of Public Health.

         As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002.

         PROPOSED RESOLUTION. In June 1997, Philip Morris Incorporated ("Philip Morris"), R. J. Reynolds Tobacco Company ("RJR"), B&W, Lorillard Tobacco Company ("Lorillard") and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the CASTANO Plaintiffs' Litigation Committee executed a Memorandum of Understanding to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution (the "Resolution"). The proposed Resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. (The proposed Resolution is discussed in Liggett's 1997 Form 10-K/A No. 1.)

         In a speech in September 1997, President Clinton called for federal legislation that, among other things, would raise cigarette prices by up to $1.50 per pack. Since then, several bills have been introduced in Congress, including bills modeled after the proposed Resolution, that purport to propose legislation along these lines. The White House, Congress and various public interest groups are currently reviewing the proposed Resolution along with other proposed federal tobacco legislation. Management is unable to predict whether the proposed Resolution or other federal legislation will be enacted or the form any such enactment might take. The present legislative and litigation environment is substantially uncertain and could have a material adverse effect on the business of Liggett.

         In addition to the foregoing, there have been a number of other restrictive regulatory actions, adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, the effects of which, at this time, Liggett is not able to evaluate.

9.       RELATED PARTY TRANSACTIONS

         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat's tobacco operations from BOL, for $2,100. Liggett-Ducat produces and markets cigarettes in Russia. Liggett also acquired on that date for $3,400 a ten-year option to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. On March 13, 1997, Liggett acquired a second ten-year option to purchase BOL's remaining shares in Liggett-Ducat (an additional 33%) for $2,200 of which $2,049 was paid in cash, with the balance settled through intercompany accounts. Such amounts were accounted for as an element of cash flows from investing activities in the Company's consolidated statements of cash flows. Liggett accounted for its investment in Liggett-Ducat under the equity method of accounting. Liggett's equity in the net income of Liggett-Ducat amounted to $498 for the year ended December 31, 1997. The excess of the cost of the option over the carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit. On January 30, 1998, in connection with the restructuring of the Liggett Notes, BOL acquired the Liggett-Ducat shares and options held by Liggett. (Refer to Note 7 to the Company's consolidated financial statements.)

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

         Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $918 in the first six months of 1998 and $1,659 in the first six months of 1997. This fee is in addition to the management fee and overhead reimbursements described above. In connection with the January 30, 1998 amendment to the Liggett Notes Indenture, BGL and BGLS agreed to waive corporate services and management fees above $3,600 per year, effective January 1, 1998.

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

         For the six months ending June 30, 1998, restructuring charges of approximately $241 were funded, leaving $52 to be funded in the remainder of 1998.

                                EVE HOLDINGS INC.

                                 BALANCE SHEETS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                      June 30,     December 31,
                                                                                        1998           1997
                                                                                      --------     ------------
                                          ASSETS

Cash ...........................................................................      $      4       $      1

Office equipment ...............................................................             2              2

Trademarks, at cost, less accumulated amortization of
    $19,845 and $18,995, respectively ..........................................           568          1,418
                                                                                      --------       --------

               Total assets ....................................................      $    574       $  1,421
                                                                                      ========       ========

                        LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Federal income taxes currently payable to parent ...............................      $     73       $     91

Dividends payable ..............................................................         1,318          1,273

Other current liabilities ......................................................            --              3

Deferred income taxes ..........................................................           199            496
                                                                                      --------       --------

              Total liabilities ................................................         1,590          1,863
                                                                                      --------       --------

Stockholder's equity (deficit):
   Common stock (par value $1.00 per share; authorized,
        issued and outstanding 100 shares) and contributed
        capital ................................................................        48,041         45,442

   Receivables from parent:
       Note receivable - interest at 14%, due no sooner
         than February 1, 1999 .................................................       (44,520)       (44,520)
       Other ...................................................................        (4,537)        (1,364)
                                                                                      --------       --------

              Total stockholder's equity (deficit) .............................        (1,016)          (442)
                                                                                      --------       --------

              Total liabilities and stockholder's equity (deficit)..............      $    574       $  1,421
                                                                                      ========       ========





                     The accompanying notes are an integral
                       part of these financial statements.

                                EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in thousands)

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                          ------------------      ------------------
                                           1998        1997        1998       1997
                                          ------      ------      ------      ------

Revenues:
     Royalties - parent ............      $2,052      $1,761      $3,571      $3,306
     Interest - parent .............       1,577       1,576       3,153       3,153
                                          ------      ------      ------      ------
                                           3,629       3,337       6,724       6,459

Expenses:
     Amortization of trademarks ....         426         425         851         851
     Miscellaneous, net ............          24          27          39          64
                                          ------      ------      ------      ------

          Income before income taxes       3,179       2,885       5,834       5,544

Income tax provision ...............         562         458         939         837
                                          ------      ------      ------      ------

          Net income ...............      $2,617      $2,427      $4,895      $4,707
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

                                EVE HOLDINGS INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                  ---------------------
                                                                                   1998          1997
                                                                                  -------       -------
Cash flows from operating activities:
    Net income .............................................................      $ 4,895       $ 4,707
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ......................................          851           851
        Deferred income taxes ..............................................         (297)         (298)
    Changes in assets and liabilities:
        Federal income taxes currently payable to parent ...................          (18)           74
        Other current liabilities ..........................................           (3)          (16)
                                                                                  -------       -------

            Net cash provided by operating activities ......................        5,428         5,318
                                                                                  -------       -------

Cash flows from financing activities:
    Dividends/capital distributions ........................................       (2,252)       (5,603)
    Decrease (increase) in due from parent .................................       (3,173)          387
    Decrease in cash overdraft .............................................           --           (92)
                                                                                  -------       -------

           Net cash used in financing activities ...........................       (5,425)       (5,308)

Net increase in cash .......................................................            3            10

Cash:
    Beginning of period ....................................................            1            --
                                                                                  -------       -------

    End of period ..........................................................      $     4       $    10
                                                                                  =======       =======
Supplemental cash flow information:
    Payments of income taxes through receivable from parent ................      $    --       $ 1,060
    Income taxes ...........................................................           74            32
    Dividends/capital distributions declared but not paid ..................        2,295         1,127












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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Going Concern

         The accompanying financial statements have been prepared assuming that Eve will continue as a going concern. Eve's revenues are comprised solely of royalties and interest income from Liggett. In addition, Eve holds a note receivable from Liggett for $44,520 due no sooner than February 1, 1999. Liggett had a working capital deficiency of $176,784 and a net capital deficiency of $188,372 as of June 30, 1998, is highly leveraged and has substantial near-term debt service requirements. Both the Liggett Series B and Series C Notes (as defined below) and the revolving credit facility, amounting in total to approximately $167,500, mature during the first quarter of 1999. These matters raise substantial doubt about Eve and Liggett meeting their liquidity needs and their ability to continue as going concerns.

         The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b.       Per Share Data

         All of Eve's common shares (100 shares authorized, issued and outstanding for all periods presented herein) are owned by Liggett. Accordingly, earnings and dividends per share data are not presented in these financial statements.

3.       GUARANTEE OF LIGGETT NOTES

         On February 14, 1992, Liggett issued $150,000 of Senior Secured Notes (the "Series B Notes"). In connection with the issuance of the Series B Notes, the Trademarks were pledged as collateral. In addition, Eve is a guarantor for the Series B Notes. At June 30, 1998, a total of $112,612 Series B Notes remains outstanding.

         During 1994, Liggett issued $32,850 of Series C Senior Secured Notes (the "Series C Notes"). Eve is a guarantor for the Series C Notes. At June 30, 1998, a total of $32,279 Series C Notes remains outstanding.

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

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $188,372 and a working capital deficiency of $176,784 as of June 30, 1998, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if the lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         On January 30, 1998, the Company obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 7.) At maturity, the Liggett Notes will require a principal payment of $144,891. The Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, the Company has the $40,000 Facility expiring March 8, 1999 under which $22,678 was outstanding at June 30, 1998. If the Company is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of the Company's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern.

RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. As of August 14, 1998, list price increases during 1998 amount to $1.85 per carton. On January 23, 1998, Philip Morris and RJR announced a list price increase of $.25 per carton. This action was matched by Liggett and the other manufacturers during the following week. On April 3, 1998, Philip Morris announced a second list price increase of $.50 per carton. This action was matched by Liggett and the other manufacturers. On May 11, 1998, Philip Morris and RJR announced a third list price increase of $.50 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week. On July 31, 1998, Philip Morris announced a fourth list price increase of $.60 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and BGL and other cigarette manufacturers. As of June 30, 1998, there were approximately 245 individual suits, 40 purported class actions and 60 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. (See Note 8 to the Company's consolidated financial statements for a description of legislation, regulation and litigation.)

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

         In 1997, Liggett and BGL entered into a comprehensive settlement of tobacco litigation through parallel agreements with the Attorneys General of 21 states and with a nationwide class of individuals and entities that allege smoking-related claims (collectively, the "March 1997 Settlements"). The settlements cover all smoking-related claims, including both addiction-based and tobacco injury claims against Liggett and BGL brought by the states and, upon court approval, the nationwide class. In March 1998, Liggett and BGL entered into additional settlements with the Attorneys General of 15 states, the District of Columbia, Guam, the Northern Mariana Islands and the U. S. Virgin Islands (the "March 1998 Settlements").

         As mentioned above, in March 1997, Liggett, BGL and plaintiffs filed the mandatory class settlement agreement in an action entitled FLETCHER, ET AL.
V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. On July 2, 1998, the Company and plaintiffs filed an amended class action settlement agreement in FLETCHER. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. The WALKER court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

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

         Under the March 1998 Settlements, Liggett is required to pay each of the settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 and March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements.

         Liggett accrued approximately $4,000 for the present value of the fixed payments under the March 1996 Settlements and $18,301 for the present value of the fixed payments under the March 1998 Settlements. No additional amounts have been accrued because the Company cannot quantify the future costs of the settlements as the amounts Liggett must pay are based, in part, on future operating results. Possible future payments based on a percentage of pretax income, and other contingent payments based on the occurrence of a business combination, will be expensed when considered probable. (See the discussions of the tobacco litigation settlements appearing in Note 8 to the Company's consolidated financial statements.

         Separately, the other tobacco companies negotiated settlements of the Attorney General Actions in Mississippi, Florida, Texas and Minnesota and it has been widely publicized that the other companies have engaged in negotiations to settle with the Attorneys General of the remaining states.

         OTHER MATTERS. On June 20, 1997, Philip Morris, RJR, B&W, Lorillard and the United States Tobacco Company, along with the Attorneys General for the States of Arizona, Connecticut, Florida, Mississippi, New York and Washington and the CASTANO Plaintiffs' Litigation Committee executed a Memorandum of Understanding (the "Resolution") to support the adoption of federal legislation and necessary ancillary undertakings, incorporating the features described in a proposed resolution. The proposed Resolution mandates a total reformation and restructuring of how tobacco products are manufactured, marketed and distributed in the United States. (For additional information concerning the proposed Resolution, see Note 8 of the Company's consolidated financial statements.) The White House, Congress and various public interest groups are currently reviewing the proposed Resolution along with other proposed federal tobacco legislation. Management is unable to predict the ultimate effect, if any, of the enactment of legislation adopting the proposed Resolution. Management is also unable to predict the ultimate content of any such legislation. However, adoption of any such legislation could have a material adverse effect on the business of Liggett.

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

         For the six months ending June 30, 1998, restructuring charges of approximately $241 were funded, leaving $52 to be funded in the remainder of 1998.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         REVENUES. For the three months ended June 30, 1998, net sales totaled $83,398, compared to $78,142 for the same period in 1997. Revenues increased in both the premium and discount segments by 6.7% ($5,256) due to price increases of $10,754 (see "Recent Developments in the Cigarette Industry - Pricing Activity") and improved product mix of $290, partially offset by 7.4% decline in unit sales volume (approximately 119.5 million units) accounting for $5,788 in volume variance. The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales over this period amounted to $26,951 and represented 32.3% of total revenues, compared to $25,309 and 32.4% of total sales for the same period in 1997. In the premium segment, revenues grew by 6.5% ($1,642) over the three months ended June 30, 1998, compared to the same period in 1997, due to price increases of $3,015, which were partially offset by a 5.4% decline in unit sales volume (approximately 23.0 million units) accounting for $1,373 in volume variance.

         Discount sales (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) over this period amounted to $56,447 and represented 67.7% of total revenues, compared to $52,833 and 67.6% of total sales for the same period in 1997. In the discount segment, revenues grew by 6.8% ($3,614) over the three months ended June 30, 1998 compared to the same period in 1997, due to price increases of $7,738 and improved product mix among the brand categories of $162, which were partially offset by an 8.1% decline in unit sales volume (approximately 96.5 million units) accounting for $4,286 in volume variance. For the three months ended June 30, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $1,062 lower, along with a decline in costs per thousand units of $0.87 per thousand due to the absence of severance payments in the second quarter of 1998 compared to the prior year period.

             GROSS PROFIT. Gross profit of $50,316 for the three months ended June 30, 1998 increased $8,388 from gross profit of $41,928 for the same period in 1997, due primarily to the price increases discussed above. In 1998, Liggett's premium and discount brands contributed 34.9% and 65.1% , respectively, to the Company's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 36.5% and 63.5%, respectively, to total gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 76.5% for the three months ended June 30, 1998 compared to 71.1% for the same period in 1997, with gross profit for the premium segment at 79.4% and 75.7% in the second quarter of 1998 and 1997, respectively, and gross profit for the discount segment at 75.1% and 68.7% in 1998 and 1997, respectively. This increase is the result of the September 1997, January 1998, April 1998 and May 1998 list price increases and improved production variances.

These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         EXPENSES. Operating, selling, general and administrative expenses were $40,022 for the three months ended June 30, 1998 compared to $37,430 for the same period for the prior year, an increase of $2,592. This increase in operating expense was due primarily to $3,459 in higher spending for promotional and marketing programs and higher legal expenses of $743. Such increases were partially offset by reductions in management fees of $586 and decreases in systems development costs of approximately $868 over the same prior year period.

         OPERATING INCOME. Operating income increased to $8,895 for the three months ended June 30, 1998 from $4,428 for the same prior year period due primarily to an increase in gross profits discussed above, partially offset by increased selling and legal expenses and settlement charges of $1,399, along with the decline in unit sales volume discussed above.

         OTHER INCOME (EXPENSE). Interest expense was $7,352 for the three months ended June 30, 1998 compared to $5,930 for the same period in 1997. This increase in interest expense resulted from the Company recording a deferred charge of approximately $4,100 during the first quarter of 1998. This deferred charge is being amortized over a period of one year. (Refer to Note 7 to the Company's consolidated financial statements.)

         NET INCOME. Net income amounted to $2,011 for the three months ended June 30, 1998 compared to net income of $1,122 for the same period in the prior year. The increase in net income was primarily the result of the factors discussed above which resulted in higher operating income, offset by the non-cash interest charge discussed above, by a gain of $2,402 in the 1997 period on the sales of assets and by equity in income from an affiliate of approximately $218 in the prior year period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         REVENUES. For the six months ended June 30, 1998, net sales totaled $149,024, compared to $144,443 for the same period in 1997. Revenues increased in the premium and discount segments by 3.2% ($4,581) due to price increases of $18,064 (see "Recent Developments in the Cigarette Industry - Pricing Activity") and improved product mix of $667 which were partially offset by a 9.8% decline in unit sales volume (approximately 298.1 million units) accounting for $14,150 in volume variance. The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales over this period amounted to $49,925 and represented 33.5% of total revenues, compared to $47,914 and 33.2% of total sales for the same period in 1997. In the premium segment, revenues grew by 4.2% ($2,011) over the six months ended June 30, 1998, compared to the same period in 1997, due to price increases of $5,212, which were partially offset by a 6.7% decline in unit sales volume (approximately 54.5 million units) accounting for $3,201 in volume variance.

         Discount sales (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) over this period amounted to $99,099 and represented 66.5% of total revenues, compared to $96,529 and 66.8% of total sales for the same period in 1997. In the discount segment, revenues grew by 2.7% ($2,570) over the six months ended June 30, 1998, compared to the same period in 1997, due to price increases of $12,851 and improved product mix among the discount brand categories of $276, partially offset by a 10.9% decline in unit sales volume (approximately 243.6 million units) accounting for $10,557 in volume variance. For the six months ended June 30, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $1,314 lower, along with a decline in costs per thousand units of $0.34 per thousand due to the absence of severance payments in the second quarter of 1998 compared to the prior year period.

              GROSS PROFIT. Gross profit of $89,754 for the six months ended June 30, 1998 increased $11,784 from gross profit of $77,970 for the same period in 1997, due primarily to the price increases discussed above. In 1998, Liggett's premium and discount brands contributed 36.1% and 63.9%, respectively, to the Company's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 37.4% and 62.6%, respectively, to total gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 77.0% for the six months ended June 30, 1998 compared to 71.5% for the same period in 1997, with gross profit for the premium segment at 79.6% and 76.1% in the six months ended June 30 of 1998 and 1997, respectively, and gross profit for the discount segment at 75.6% and 69.0% in 1998 and 1997, respectively. This increase is the result of the March 1997, September 1997, January 1998, April 1998 and May 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         EXPENSES. Operating, selling, general and administrative expenses were $72,728 for the six months ended June 30, 1998 compared to $71,353 for the same period for the prior year, an increase of $1,375. This increase in operating expense was due primarily to $4,066 in higher spending for promotional and marketing programs and higher legal expenses of $1,385. Such increases were partially offset by reductions in management fees of $741 and decreases in systems development costs of approximately $2,893 over the same prior year period.

         OPERATING INCOME. Operating income increased to $15,145 for the six months ended June 30, 1998 from $4,786 in the same period for the prior year due primarily to an increase in gross profits discussed above and the absence of approximately $1,831 in reduced administrative charges resulting from the 1997 restructuring, partially offset by increased selling and legal expenses and settlement charges of $1,881, along with the decline in unit sales volume discussed above.

         OTHER INCOME (EXPENSE). Interest expense was $14,434 for the six months ended June 30, 1998 compared to $11,970 for the same period in 1997. This increase in interest expense resulted from the Company recording a deferred charge of approximately $4,100 during the first quarter of 1998, partially offset by lower outstanding revolver balances. This deferred charge is being amortized over a period of one year. (Refer to Note 7 to the Company's consolidated financial statements.)

         NET INCOME. Net income amounted to $1,547 for the six months ended June 30, 1998 compared to net income of $18 for the same period in the prior year. The increase in net income was primarily the result of the factors discussed above which resulted in higher operating income, offset by the non-cash interest charge discussed above, by a gain of $3,994 in the 1997 period on the sales of assets, a gain of $2,963 on the retirement of debt and by equity in income from an affiliate of approximately $185 in the prior year period.

CAPITAL RESOURCES AND LIQUIDITY

         Cash provided by operating activities was $2,213 for the six months ended June 30, 1998 compared to cash used in operating activities of $1,035 for the same period in 1997. The net increase in cash in the first half of 1998 when compared to the corresponding period in 1997 was due primarily to a decrease in inventories and an increase in revenues.

         Cash provided by investing activities amounted to $477 for the six months ending June 30, 1998, primarily due to proceeds from the sale of equipment of approximately $1,171, which were partially offset by expenditures for capital equipment of $694. This compares to cash provided by investing activities of $1,457 for the six months of 1997, primarily due to proceeds from the sale of assets of approximately $4,743, which were partially offset by investments in affiliates of $2,200 and expenditures for capital equipment of $1,086.

         Cash used in financing activities for the six months of 1998 totaled $2,108, in contrast to cash provided by financing activities of $84 in the prior year, resulting primarily from net repayments under the Facility and a decrease in cash overdraft. In 1997, repayments of long-term debt totaling approximately $4,664 were offset by net borrowings under the Facility of $4,754.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $5,946 based upon eligible collateral at June 30, 1998. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. Liggett's interest rate is currently 10.0%. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $185,051 at June 30, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $6,005 at June 30, 1998). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note 8) shall constitute an event of default under the Facility.

         In November 1997, the Facility was extended until March 8, 1999. At June 30, 1998 the closing balance on the Facility stood at $22,678.

         In 1992, Liggett issued $150,000 in Senior Secured Notes (the "Series B Notes") and in 1994, the Company issued $32,850 of Variable Rate Series C Senior Secured Notes (the "Series C Notes"). Interest on the Series B Notes and the Senior C Notes is payable semiannually on February 1 and August 1 at an annual rate of 11.5% and 19.75%, respectively. The Series B Notes and Series C Notes (collectively, the "Liggett Notes") required mandatory principal redemptions of $7,500 on February 1 in each of the years 1993 through 1997 and $37,500 on February 1, 1998 with the balance of the Liggett Notes due on February 1, 1999. In February 1997, $7,500 of Liggett B Notes were purchased using the Facility and credited against the mandatory redemption requirements. The Liggett Notes are collateralized by substantially all of the assets of the Company, excluding accounts receivable and inventory. Eve is a guarantor for the Liggett Notes. The Liggett Notes may be redeemed, in whole or in part, at a price equal to 100% of the principal amount at the option of the Company. The Liggett Notes contain restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. BGLS or its affiliates, including Liggett, may, from time to time, based on current market conditions, purchase Liggett Notes in the open market or in privately negotiated transactions.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $188,372 as of June 30, 1998, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8 to the Company's consolidated financial statements), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the indenture for the Liggett Notes or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

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

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Note 8, incorporated herein by reference, to the Company's consolidated financial statements included elsewhere in this Report on Form 10-Q, which contains a general description of certain legal proceedings to which Liggett and/or BGL or their subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1, Material Legal Proceedings incorporated herein by reference, for additional information regarding the pending material legal proceedings to which Liggett and/or BGL are party. A copy of Exhibit 99.1 will be provided to security holders of Liggett without charge upon written request to BGL at its principal executive offices, 100 S. E. Second Street, Miami, Florida 33131, Attn. Investor Relations.

ITEM 6.  EXHIBITS

  (a).   EXHIBITS

          27.1 Liggett Group Inc.'s Financial Data Schedule (for SEC use only)

          27.2 Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)

          99.1 Material legal proceedings (incorporated by reference to Exhibit 99.1 in BGL's Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-5759).

  (b)    REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on August 14, 1998.

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


                           EVE HOLDINGS INC.


                           By: /s/ Joselynn D. Van Siclen
                               -------------------------------------
                               Joselynn D. Van Siclen
                               Vice President, Treasurer and Assistant Secretary (Principal Financial and Principal
                               Accounting Officer)