Form 10-Q
period 1998-09-30
LIGGETT GROUP INC /DE/; EVE HOLDINGS INC
filed 1998-11-16
CIK 887021, 887022

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]

As of November 13, 1998 there were outstanding 1,000 shares of common stock, par value $0.10 per share, of Liggett Group Inc. and 100 shares of common stock, par value $1.00 per share, of Eve Holdings Inc.

                                     INDEX

                                                                                          PAGE

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          LIGGETT GROUP INC.:

            Consolidated Balance Sheets as of September 30, 1998 and
                December 31, 1997 .....................................................      3
            Consolidated Statements of Operations for the three and nine
                months ended September 30, 1998 and 1997  .............................      5
            Consolidated Statement of Stockholder's Equity (Deficit) for
                the nine months ended September 30, 1998 ..............................      6
            Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1998 and 1997  ....................................      7
            Notes to Consolidated Financial Statements ................................      8

          EVE HOLDINGS INC.:

            Balance Sheets as of September 30, 1998 and December 31, 1997 .............     24
            Statements of Operations for the three and nine months ended
                September 30, 1998 and 1997 ...........................................     25
            Statements of Cash Flows for the nine months ended September 30,
                1998 and 1997 .........................................................     26
            Notes to Financial Statements .............................................     27

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS .....................................................     29

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS ..........................................................     39

ITEM 6.    EXHIBITS ...................................................................     39

SIGNATURES ............................................................................     40

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               LIGGETT GROUP INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                        September 30,  December 31,
                                                                                            1998          1997
                                                                                         ----------     ----------
                                     ASSETS

Current assets:
     Accounts receivable:
         Trade, less allowances of $1,295 and $1,062, respectively                       $   10,731     $    9,572
         Other .................................................................                879            743

     Inventories ...............................................................             29,676         35,057

     Other current assets ......................................................              1,535            738
                                                                                         ----------     ----------

             Total current assets ..............................................             42,821         46,110

Property, plant and equipment, at cost, less accumulated
     depreciation of $30,339 and $29,452, respectively .........................             16,422         17,756

Intangible assets, at cost, less accumulated amortization
     of $20,401 and $19,111, respectively ......................................                319          1,609

Other assets and deferred charges, at cost, less accumulated
     amortization of $13,217 and $9,000, respectively ..........................              2,116          3,000
                                                                                         ----------     ----------

             Total assets ......................................................         $   61,678     $   68,475
                                                                                         ==========     ==========


                                  (continued)

                               LIGGETT GROUP INC.

                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                        September 30,  December 31,
                                                                                            1998          1997
                                                                                         ----------     ----------

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Current maturities of long-term debt ......................................         $  162,502     $       28
     Cash overdraft ............................................................              1,405            891
     Accounts payable, principally trade .......................................              4,095          6,413
     Accrued expenses:
         Promotional ...........................................................             27,534         26,993
         Taxes, principally excise taxes .......................................                970          3,643
         Estimated allowance for sales returns .................................              4,750          4,750
         Interest ..............................................................              3,234          8,070
         Settlement accruals ...................................................              2,085          4,030
         Other .................................................................              5,317          8,834
                                                                                         ----------     ----------

             Total current liabilities .........................................            211,892         63,652

Long-term debt, less current maturities ........................................                 --        168,112

Non-current employee benefits and other liabilities ............................             10,895         11,168

Other long-term liabilities ....................................................             22,159         18,400

Commitments and contingencies (Notes 5 and 8)

Stockholder's equity (deficit):
     Redeemable preferred stock (par value $1.00 per share;
       authorized 1,000 shares; no shares issued and outstanding)
     Common stock (par value $0.10 per share; authorized
       2,000 shares; issued and outstanding 1,000 shares)
       and contributed capital .................................................             56,861         50,218
     Accumulated deficit .......................................................           (240,129)      (243,075)
                                                                                         ----------     ----------

             Total stockholder's deficit .......................................           (183,268)      (192,857)
                                                                                         ----------     ----------

             Total liabilities and stockholder's equity (deficit) ..............         $   61,678     $   68,475
                                                                                         ==========     ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                           -------------------------     -------------------------
                                                              1998           1997           1998            1997
                                                           ----------     ----------     ----------     ----------
Net sales*  ...........................................    $   85,630     $   79,368     $  234,654     $  223,811

Cost of sales* ........................................        31,383         35,971         91,286        102,444
                                                           ----------     ----------     ----------     ----------

          Gross profit ................................        54,247         43,397        143,368        121,367

Selling, general and administrative expenses ..........        45,562         38,721        117,657        110,061

Settlement charges ....................................            --             --          1,881             --

Restructuring .........................................            --             95             --          1,926
                                                           ----------     ----------     ----------     ----------

          Operating income ............................         8,685          4,581         23,830          9,380

Other income (expense):
     Interest income ..................................            --             --             --             60
     Interest expense .................................        (7,270)        (5,950)       (21,704)       (17,920)
     Equity in income of affiliate ....................            --            321             --            506
     Sale of assets ...................................           (18)          (302)           818          3,692
     Retirement of debt ...............................            --             --             --          2,963
     Miscellaneous, net ...............................             2             (1)             2            (14)
                                                           ----------     ----------     ----------     ----------

          Net income (loss)  ..........................    $    1,399     $   (1,351)    $    2,946     $   (1,333)
                                                           ==========     ==========     ==========     ==========

-----------------
*Net sales and cost of sales include federal excise taxes of $16,889, $19,250, $49,365, and $55,263, respectively.

                     The accompanying notes are an integral
                      part of these financial statements.

                               LIGGETT GROUP INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                  (Unaudited)
                             (Dollars in thousands)

                                                           Common
                                                          Stock and                      Total
                                                         Contributed  Accumulated    Stockholder's
                                                           Capital       Deficit        Deficit
                                                          --------      ---------      ---------

Balance at December 31, 1997  .......................     $ 50,218      $(243,075)     $(192,857)

   Net income .......................................           --          2,946          2,946
   Capital contribution received ....................        3,705             --          3,705
   Effectiveness fee on debt ........................        4,105             --          4,105
   Transfer of ownership interest in an affiliate ...       (1,167)            --         (1,167)
                                                          --------      ---------      ---------

Balance at September 30, 1998 .......................     $ 56,861      $(240,129)     $(183,268)
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

                               LIGGETT GROUP INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                            1998           1997
                                                                                         ----------     ----------
Cash flows from operating activities:
    Net income (loss)  .........................................................         $    2,946     $   (1,333)
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization ...........................................              5,137          5,180
       Gain on sale of property, plant and equipment ...........................               (818)        (3,692)
       Gain on retirement of notes .............................................                 --         (2,963)
       Effectiveness fee on debt ...............................................              2,737             --
       Non-cash stock-based expense ............................................              3,705             --
       Deferred finance charges and debt discount written off ..................                 --            130
       Equity in income of affiliate ...........................................                 --           (506)
    Changes in assets and liabilities:
       Accounts receivable .....................................................             (1,295)         8,271
       Inventories .............................................................              5,381         12,329
       Accounts payable ........................................................             (4,581)        (6,864)
       Accrued expenses ........................................................            (10,169)       (13,526)
       Non-current employee benefits ...........................................               (515)          (434)
       Other, net ..............................................................              3,205         (1,336)
                                                                                         ----------     ----------
             Net cash provided by (used in) operating activities ...............              5,733         (4,744)

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment ........................              1,155          4,589
    Capital expenditures .......................................................             (1,182)        (1,282)
    Purchase of an option in affiliate .........................................                 --         (2,200)
                                                                                         ----------     ----------
            Net cash (used in) provided by investing activities ................                (27)         1,107

Cash flows from financing activities:
    Repayments of long-term debt ...............................................                (28)        (4,721)
    Borrowings under revolving credit facility .................................            196,188        209,822
    Repayments under revolving credit facility .................................           (201,941)      (202,880)
    Deferred finance charges ...................................................               (439)            --
    Increase in cash overdraft .................................................                514          1,416
                                                                                         ----------     ----------
            Net cash (used in) provided by financing activities ................             (5,706)         3,637

Net increase in cash and cash equivalents ......................................                  0              0
Cash and cash equivalents:
    Beginning of period ........................................................                  0              0
                                                                                         ----------     ----------
    End of period ..............................................................         $        0     $        0
                                                                                         ==========     ==========

Supplemental cash flow information:
    Cash payments during the period for:
        Interest ...............................................................         $   20,921     $   22,616
        Income taxes ...........................................................         $      162     $      118

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $183,268 as of September 30, 1998, is highly leveraged and has substantial near-term debt service requirements. (See Note 7.) Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         The Liggett Notes mature on February 1, 1999 and the Facility expires on March 9, 1999. Accordingly, as of September 30, 1998, the current maturities of the Liggett Notes of $144,828 (net of unamortized discount) and of the Facility of $17,674 contribute substantially to the working capital deficit of $169,071.

         On January 30, 1998, the Company obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 7.) At maturity, the Liggett Notes will require a principal payment of $144,891. The Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, the Company has a $40,000 Facility expiring March 8, 1999 under which $17,674 was outstanding at September 30, 1998. While management currently intends to seek to refinance and/or restructure with the Company's note holders the maturity requirements on the Liggett Notes and to extend the Facility, there are no refinancing or restructuring arrangements for the notes or commitments to extend the Facility at this time, and no assurances can be given in this regard. If the Company is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, the Liggett Notes and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         YEAR 2000 COSTS. Liggett utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. The Company has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the year 2000. To date, the focus of Year 2000 compliance and verification efforts has been directed at the implementation of new customer service, inventory control and financial reporting systems at each of the three regional Strategic Business Units, part of the Company's reorganization which began in January 1997. In January of 1998, Liggett initiated a major conversion of factory accounting and information systems at its Durham production facility, with the assistance of outside consultants, to upgrades that have been successfully tested for Year 2000 compliance. This project is expected to be completed by the end of November.

         All costs incurred to date are considered an integral part of the normal expenditures required for business systems enhancements and upgrades. It is anticipated that all factory, corporate, field sales and physical distribution systems will be completed in sufficient time to support Year 2000 compliance and verification.

         Although such costs may be a factor in describing changes in operating profit in any given reporting period, the Company currently does not believe that the anticipated costs of Year 2000 systems conversions will have a material impact on its future consolidated results of operations. Based on the progress Liggett has made in addressing Year 2000 issues and its strategy and timetable to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 initiatives at this time. However, if the Company identifies any significant risks related to its Year 2000 compliance effort, or if its progress deviates from the projected timetable, Liggett will develop contingency plans it deems necessary to meet compliance deadlines at that time. Due to the interdependent nature of computer systems, the Company may be adversely impacted in the year 2000 depending on whether it or its vendors or customers have addressed this issue successfully.

         NEW ACCOUNTING PRONOUNCEMENTS. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), for the year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company has no items of other comprehensive income in any period presented and therefore is not required to report comprehensive income.

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

5.       INVENTORIES

         Inventories consist of the following:

                                               September 30,      December 31,
                                                   1998               1997
                                                 --------           --------
         Finished goods ...............          $ 13,183           $ 13,273
         Work-in-process ..............             2,658              1,926
         Raw materials ................            14,626             21,211
         Replacement parts and supplies             3,328              3,545
                                                 --------           --------

         Inventories at current cost ..            33,795             39,955

         LIFO adjustment ..............            (4,119)            (4,898)
                                                 --------           --------

         Inventories at LIFO cost .....          $ 29,676           $ 35,057
                                                 ========           ========


         The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the date of the commitment. Liggett had leaf tobacco purchase commitments of approximately $6,134 at September 30, 1998.

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                             September 30, December 31,
                                                                  1998         1997
                                                                --------     --------
         Land and improvements ........................         $    411     $    411
         Buildings ....................................            6,015        6,228
         Machinery and equipment ......................           40,335       40,569
                                                                --------     --------

         Property, plant and equipment ................           46,761       47,208

         Less accumulated depreciation ................          (30,339)     (29,452)
                                                                --------     --------

         Property, plant and equipment, net ...........         $ 16,422     $ 17,756
                                                                ========     ========

7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                         September 30,       December 31,
                                                                             1998                1997
                                                                          ----------          ----------
           11.5% Senior Secured Notes due February 1, 1999,
              net of unamortized discount of $63 and $206,
              respectively ......................................         $  112,549          $  112,406
           Variable Rate Series C Senior Secured Notes due
              February 1, 1999 ..................................             32,279              32,279
           Borrowings outstanding under revolving credit
              facility ..........................................             17,674              23,427
           Other ................................................                 --                  28
                                                                          ----------          ----------
                                                                             162,502             168,140

           Current portion ......................................           (162,502)                (28)
                                                                          ----------          ----------

           Amount due after one year ............................         $       --          $  168,112
                                                                          ==========          ==========

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

         On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, BGL agreed to issue 483,002 shares of BGL's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, the Company recorded a non-cash deferred charge of approximately $4,100 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge is being amortized as an adjustment to interest expense over a period of one year. As of September 30, 1998, $2,737 had been expensed. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. BGL and BGLS also agreed to guarantee the payment by Liggett of the August 1, 1998 interest payment, which was made by Liggett, on the Liggett Notes and to subordinate, until repayment in full of all amounts outstanding in respect of the Liggett Notes, their reimbursement rights with respect to the guarantee of borrowings under the Facility made in connection with the Company's August 1, 1997 interest installment and any future advances in connection with the guarantee of the August 1, 1998 interest payment. In consideration of the contribution of the BGL common stock, the waiver of certain management and other fees, the guarantee of the interest payments and subordination of certain reimbursement rights, the Company transferred its ownership interest in, and options to acquire additional shares of stock of, Liggett-Ducat Ltd. ("Liggett-Ducat") to Brooke (Overseas) Ltd. ("BOL"), a subsidiary of BGLS. The Company accounted for the transfer of its ownership interest in, and options to acquire additional shares of stock of, Liggett-Ducat to BOL as a capital distribution to BGLS. Based on the carrying value of the investment at January 30, 1998, the capital distribution is approximately $1,167. In addition, the Liggett Noteholders were granted additional collateral in the form of a security interest in 16% of the stock of Liggett-Ducat or a successor entity held by BOL.

         On February 1, 1999, all of the Liggett Notes, totaling $144,891, will reach maturity. There are no refinancing or restructuring arrangements in place at this time for the notes and no assurances can be given in this regard. (Refer to Note 1.)

         REVOLVING CREDIT FACILITY

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $8,091 based upon eligible collateral at September 30, 1998. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. As of September 30, 1998, Liggett's interest rate was 10.0%, reduced to 9.75% on October 1st, and to 9.50% on November 1st, 1998. The Facility contains certain financial covenants similar to those contained in the Liggett Notes Indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $179,149 at September 30, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $2,450 at September 30, 1998). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined below in Note 8) shall constitute an event of default under the Facility.

         In November 1997, the Facility was extended until March 8, 1999. For information concerning Liggett's substantial near-term debt service requirements and other related matters, see Note 1.

8.       COMMITMENTS AND CONTINGENCIES

TOBACCO-RELATED LITIGATION:

         OVERVIEW. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct and third-party actions predicated on the theory that cigarette manufacturers should be liable for damages from cancer and other adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke (environmental tobacco smoke, "ETS") from cigarettes. These cases are reported hereinafter as though having been commenced against Liggett (without regard to whether such cases were actually commenced against Liggett or BGL). There has been a noteworthy increase in the number of cases commenced against Liggett and the other cigarette manufacturers. The cases generally fall into four categories:
(i) smoking and health cases alleging personal injury brought on behalf of individual smokers ("Individual Actions"), (ii) smoking and health cases alleging personal injury and purporting to be brought on behalf of a class of plaintiffs ("Class Actions"), (iii) health care cost recovery actions brought by state and local governments ("Attorneys General

Actions") and (iv) health care cost recovery actions brought by third-party payors including asbestos manufacturers, unions and taxpayers ("Third-Party Payor Actions"). As new cases are commenced, defense costs and the risks attendant to the inherent unpredictability of litigation continue to increase. Liggett had been receiving assistance from others in the industry in defraying the costs and other burdens incurred in the defense of smoking and health litigation and related proceedings, which, for the most part, consisted of the payment of counsel fees and costs, but this assistance terminated in 1997. The future financial impact on Liggett of the termination of this assistance and the effects of the tobacco litigation settlements discussed below is not quantifiable at this time. For the nine months ended September 30, 1998, Liggett incurred counsel fees and costs totaling approximately $3,713, compared to $3,287 for the comparable prior year period.

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

         INDIVIDUAL ACTIONS. As of September 30, 1998, there were approximately 275 cases pending against Liggett, and in most cases the other tobacco companies, where individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to ETS and seek compensatory and, in some cases, punitive damages. Of these, 90 were pending in the State of Florida, 88 in the State of New York, 23 in the Commonwealth of Massachusetts and 19 in the State of Texas. The balance of individual cases were pending in 18 states. There are three individual cases pending where Liggett is the only named defendant.

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

         CLASS ACTIONS. As of September 30, 1998, there were approximately 45 actions pending, for which either a class has been certified or plaintiffs are seeking class certification, where Liggett, among others, was a named defendant. Two of these cases, FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL. and WALKER, ET AL. V. LIGGETT GROUP INC., ET AL. have been settled by Liggett, subject to court approval. These two settlements are more fully discussed below under the "Settlements" section.

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

         ATTORNEY GENERAL ACTIONS. As of September 30, 1998, 40 Attorney General Actions were filed against Liggett and BGL. As more fully discussed below, Liggett and BGL have settled 36 of these actions. In addition, Liggett has reached settlements with nine Attorneys General representing states, commonwealths or territories that have not yet commenced litigation against Liggett or BGL. In these proceedings, state and local government entities seek reimbursement for Medicaid and other health care expenditures allegedly caused by use of tobacco products. The claims asserted in these health care cost recovery actions vary. In most of these cases, plaintiffs assert the equitable claim that the tobacco industry was "unjustly enriched" by plaintiffs' payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Other claims made by some but not all plaintiffs include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO.

         THIRD-PARTY PAYOR ACTIONS. As of September 30, 1998, there were approximately 70 Third-Party Payor Actions pending. The claims in these cases are similar to those in the Attorney General Actions. In April 1998, a group known as the "Coalition for Tobacco Responsibility", which represents Blue Cross and Blue Shield Plans in more than 35 states, filed federal lawsuits against the industry seeking payment of health-care costs allegedly incurred as a result of cigarette smoking and ETS. The lawsuits were filed in Federal District Courts in New York, Chicago and Seattle and seek billions of dollars in damages. The lawsuits allege conspiracy, fraud, misrepresentation, and violation of federal racketeering and anti-trust laws as well as other claims.

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

         As mentioned above, in March 1997, Liggett, BGL and plaintiffs filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL.
V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. On July 2, 1998, Liggett, BGL and plaintiffs filed an amended class action settlement agreement in FLETCHER. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. On September 10, 1998, the Circuit Court held a hearing with respect to the parties' motion for reaffirmance of preliminary approval of the amended agreement. The court has not yet ruled on this motion. The Company anticipates that should the court in FLETCHER, after dissemination of notice to the class of the pending limited fund class action settlement and a full fairness hearing with respect thereto, issue a final order and judgment approving the settlement, such an order would preclude further prosecution by class members of tobacco-related claims against Liggett and BGL. Under the Full Faith and Credit Act, a final judgment entered in a nationwide class action pending in a state court has a preclusive effect against any class member with respect to the claims settled and released in the nationwide class action. As the class definition in FLETCHER encompasses all persons in the United States who could claim injury as a result of cigarette smoking or ETS and any third-party payor claimants, it is anticipated that, upon final order and judgment, all such persons and third-party payor claimants would be barred from further prosecution of tobacco-related claims against Liggett and BGL.

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

         Pursuant to the March 1998 Settlements, Liggett is required to pay each of settling states and territories their relative share (based on the Medicaid population of each state over the total Medicaid population of the United States) of between 27.5% and 30% of Liggett's pre-tax income each year for 25 years, with a minimum payment guarantee of $1,000 per state over the first nine years of the agreement. The aggregate payments required under the March 1996, March 1997 and March 1998 Settlements are $45,000, of which $3,639 was paid as of September 30, 1998. The liability for the settlements has been recorded in the Company's financial statements using a discount rate of 18%. The annual percentage is subject to increase, pro rata from 27.5% up to 30%, depending on the number of additional states joining the settlement. Pursuant to the "most favored nation" provisions under the March 1996 and March 1997 Settlements, each of the states settling under those settlements could benefit from the economic terms of the March 1998 Settlements. In all settlements, Liggett agreed to phase-in compliance with certain proposed FDA regulations regarding smoking by children and adolescents, including a prohibition on the use of cartoon characters in tobacco advertising and limitations on the use of promotional materials and distribution of sample packages where minors are present. The March 1998 Settlements provide for additional restrictions and regulations on Liggett's advertising, including a prohibition on outdoor advertising and product advertising on the Internet and on payments for product placement in movies and television.

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

         TRIALS. On July 6, 1998, trial commenced in the ENGLE, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL. case, a class action pending in Miami Dade County, Florida, brought on behalf of all Florida residents allegedly injured by smoking. There are several trial dates scheduled during 1999 for Third-Party Payor and Individual Actions; however, trial dates are subject to change.

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

         In September 1998, Liggett received a subpoena from a federal grand jury in the Eastern District of Philadelphia investigating possible antitrust violations in connection with the purchase of tobacco by and for tobacco companies. Liggett is in the process of responding to this subpoena. Liggett and BGL are unable, at this time, to predict the outcome of this investigation.

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

LEGISLATION AND REGULATION:

         In January 1993, the United States Environmental Protection Agency ("EPA") released a report on the respiratory effect of ETS which concludes that ETS is a known human lung carcinogen in adults and in children, causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. In June 1993, the two largest of the major domestic cigarette manufacturers, together with other segments of the tobacco and distribution industries, commenced a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious. Whatever the outcome of this litigation, issuance of the report may encourage efforts to limit smoking in public areas. In July 1998, the court ruled that the EPA made procedural and scientific mistakes when it declared in its 1993 report that secondhand smoke caused as many as 3,000 cancer deaths a year among nonsmokers.

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

         In August 1996, the FDA filed in the Federal Register a Final Rule (the "FDA Rule") classifying tobacco as a drug, asserting jurisdiction by the FDA over the manufacture and marketing of tobacco products and imposing restrictions on the sale, advertising and promotion of tobacco products. Litigation was commenced in the United States District Court for the Middle District of North Carolina challenging the legal authority of the FDA to assert such jurisdiction, as well as challenging the constitutionality of the rules. The court, after argument, granted plaintiffs' motion for summary judgment prohibiting the FDA from regulating or restricting the promotion and advertising of tobacco products and denied plaintiffs' motion for summary judgment on the issue of whether the FDA has the authority to regulate access to, and labeling of, tobacco products. The Fourth Circuit Court reversed the district court on appeal and on August 14, 1998 held that the FDA cannot regulate tobacco products because Congress had not given them the authority to do so. Liggett and BGL support the FDA Rule and have begun to phase in compliance with certain of the proposed interim FDA regulations. See discussions of the CASTANO and Attorney General Actions above.

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

         As part of the budget agreement recently approved by Congress, federal excise taxes on a pack of cigarettes, which are currently 24 cents, would rise 10 cents in the year 2000 and 5 cents more in the year 2002. Additionally, the citizens of California recently voted in favor of a 50 cent per pack tax on cigarettes sold in that state.

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

9.       RELATED PARTY TRANSACTIONS

         During the third quarter of 1998, BGL contributed 470,000 shares of its common stock to Liggett. On August 28, 1998, Liggett transferred the 470,000 shares of BGL common stock to members of a law firm which represents the Company and BGL. The Company recognized charges of $1,686 related to this transaction.

         On March 12, 1998, BGL granted an option for 1,250,000 shares of BGL's common stock to a law firm that represents Liggett and BGL. On October 12, 1998, BGL amended the option agreement by reducing the original exercise price from $17.50 per share to $6.00 per share and extending the initial exercise date on all 1,250,000 shares to April 1, 2000, subject to earlier exercise under certain circumstances. The option expires on March 31, 2003. The fair value of the equity instrument was estimated based on the Black-Scholes option pricing model and the following assumptions: volatility 77.6%, risk-free interest rate of 5.47%, expected life of two years and a dividend rate of 0%. Liggett will recognize expenses of $5,113 over the vesting period.

         On July 5, 1996, Liggett purchased 140,000 shares (19.97%) of Liggett-Ducat's tobacco operations from BOL, for $2,100. Liggett-Ducat produces and markets cigarettes in Russia. Liggett also acquired on that date for $3,400 a ten-year option to purchase from BOL at the same per share price up to 292,407 additional shares of Liggett-Ducat, thereby entitling Liggett to increase its interest in Liggett-Ducat to approximately 62%. On March 13, 1997, Liggett acquired a second ten-year option to purchase BOL's remaining shares in Liggett-Ducat (an additional 33%) for $2,200. Such amounts were accounted for as an element of cash flows from investing activities in the Company's consolidated statements of cash flows. Liggett accounted for its investment in Liggett-Ducat under the equity method of accounting. The excess of the cost of the option over the carrying amount of net assets to be acquired under the option has been charged to stockholder's deficit. On January 30, 1998, in connection with the restructuring of the Liggett Notes, BOL acquired the Liggett-Ducat shares and options held by Liggett. (Refer to Note 7 to the Company's consolidated financial statements.)

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

         Liggett has entered into an annually renewable Corporate Services Agreement with BGLS wherein BGLS agreed to provide corporate services to the Company at an annual fee paid in monthly installments. Corporate services provided by BGLS under this agreement include the provision of administrative services related to Liggett's participation in its parent company's multi-employer benefit plan, external publication of financial results, preparation of consolidated financial statements and tax returns and such other administrative and managerial services as may be reasonably requested by Liggett. The charges for services rendered under the agreement amounted to $1,377 in the nine months of 1998 and $2,489 in the nine months of 1997. This fee is in addition to the management fee and overhead reimbursements described above. In connection with the January 30, 1998 amendment to the Liggett Notes Indenture, BGL and BGLS agreed to waive corporate services and management fees above $3,600 per year, effective January 1, 1998.

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

         For the nine months ending September 30, 1998, restructuring charges of approximately $241 were funded, leaving $52 to be funded in the remainder of 1998.

                               EVE HOLDINGS INC.

                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                        September 30,       December 31,
                                                                                            1998                1997
                                                                                         ----------          ----------
                                     ASSETS

Cash ...........................................................................         $        2          $        1

Office equipment ...............................................................                  2                   2

Trademarks, at cost, less accumulated amortization of
    $20,270 and $18,995, respectively ..........................................                143               1,418
                                                                                         ----------          ----------

               Total assets ....................................................         $      147          $    1,421
                                                                                         ==========          ==========

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Federal income taxes currently payable to parent ...............................         $       68          $       91

Dividends payable ..............................................................              1,337               1,273

Other current liabilities ......................................................                  7                   3

Deferred income taxes ..........................................................                 50                 496
                                                                                         ----------          ----------

              Total liabilities ................................................              1,462               1,863
                                                                                         ----------          ----------

Stockholder's equity (deficit):
   Common stock (par value $1.00 per share; authorized,
        issued and outstanding 100 shares) and contributed
        capital ................................................................             49,341              45,442

 Receivables from parent:
       Note receivable - interest at 14%, due no sooner
         than February 1, 1999 .................................................            (44,520)            (44,520)
       Other ...................................................................             (6,136)             (1,364)
                                                                                         ----------          ----------

              Total stockholder's deficit ......................................             (1,315)               (442)
                                                                                         ----------          ----------

              Total liabilities and stockholder's equity (deficit) .............         $      147          $    1,421
                                                                                         ==========          ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in thousands)

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                             -----------------------          -----------------------
                                                              1998            1997             1998             1997
                                                             ------          -------          -------          ------
Revenues:
     Royalties - parent ...........................          $2,078          $ 1,830          $ 5,649          $5,137
     Interest - parent ............................           1,576            1,576            4,729           4,729
                                                             ------          -------          -------          ------
                                                              3,654            3,406           10,378           9,866

Expenses:
     Amortization of trademarks ...................             425              425            1,276           1,276
     Miscellaneous, net ...........................              22               18               60              82
                                                             ------          -------          -------          ------

          Income before income taxes ..............           3,207            2,963            9,042           8,508

Income tax provision ..............................             571              486            1,510           1,323
                                                             ------          -------          -------          ------

          Net income ..............................          $2,636          $ 2,477          $ 7,532          $7,185
                                                             ======          =======          =======          ======

                     The accompanying notes are an integral
                      part of these financial statements.

                               EVE HOLDINGS INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       ----------------------------
                                                                                          1998              1997
                                                                                       ----------        ----------
Cash flows from operating activities:
    Net income ..............................................................          $    7,532        $    7,185
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .......................................               1,276             1,276
        Deferred income taxes ...............................................                (447)             (447)
    Changes in assets and liabilities:
        Federal income taxes currently payable to parent ....................                 (23)               59
        Other current liabilities ...........................................                   3               (19)
                                                                                       ----------        ----------

            Net cash provided by operating activities .......................               8,341             8,054
                                                                                       ----------        ----------

Cash flows from financing activities:
    Dividends/capital distributions .........................................              (3,573)           (6,730)
    Increase in cash due from parent ........................................              (4,772)           (1,226)
    Decrease in cash overdraft ..............................................                  --               (92)
                                                                                       ----------        ----------

           Net cash used in financing activities ............................              (8,345)           (8,048)
                                                                                       ----------        ----------

Net (decrease) increase in cash .............................................                  (4)                6

Cash:
    Beginning of period .....................................................                   6                --
                                                                                       ----------        ----------

    End of period ...........................................................          $        2        $        6
                                                                                       ==========        ==========
Supplemental cash flow information:
    Payments of income taxes through receivable from parent .................          $    1,887        $    1,710
    Income taxes ............................................................                  27                32
    Dividends/capital distributions declared but not paid ...................               1,336             1,178

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Going Concern

         The accompanying financial statements have been prepared assuming that Eve will continue as a going concern. Eve's revenues are comprised solely of royalties and interest income from Liggett. In addition, Eve holds a note receivable from Liggett for $44,520 due no sooner than February 1, 1999. Liggett had a working capital deficiency of $169,071 and a net capital deficiency of $183,268 as of September 30, 1998, is highly leveraged and has substantial near-term debt service requirements. Both the Liggett Series B and Series C Notes (as defined below) and the revolving credit facility, amounting in total to approximately $167,500, mature during the first quarter of 1999. These matters raise substantial doubt about Eve and Liggett meeting their liquidity needs and their ability to continue as going concerns.

         The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b.       Per Share Data

         All of Eve's common shares (100 shares authorized, issued and outstanding for all periods presented herein) are owned by Liggett. Accordingly, earnings and dividends per share data are not presented in these financial statements.

3.       GUARANTEE OF LIGGETT NOTES

         On February 14, 1992, Liggett issued $150,000 of Senior Secured Notes (the "Series B Notes"). In connection with the issuance of the Series B Notes, the Trademarks were pledged as collateral. In addition, Eve is a guarantor for the Series B Notes. At September 30, 1998, a total of $112,612 Series B Notes remains outstanding.

         During 1994, Liggett issued $32,850 of Series C Senior Secured Notes (the "Series C Notes"). Eve is a guarantor for the Series C Notes. At September 30, 1998, a total of $32,279 Series C Notes remains outstanding.

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

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $183,268 and a working capital deficiency of $169,071 as of September 30, 1998, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation, there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if the lenders were to exercise acceleration rights under its revolving credit facility (the "Facility") or the indenture for its Senior Secured Notes (the "Liggett Notes") or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

         On January 30, 1998, the Company obtained the consents of the required majority of the holders of the Liggett Notes to various amendments to the Indenture governing the Liggett Notes. The amendments provided, among other things, for a deferral of the February 1, 1998 mandatory redemption of $37,500 principal amount of the Liggett Notes to the date of final maturity, February 1, 1999. (Refer to Note 7.) At maturity, the Liggett Notes will require a principal payment of $144,891. The Company does not anticipate it will be able to generate sufficient cash from operations to make such payments. In addition, the Company has the $40,000 Facility expiring March 8, 1999 under which $17,674 was outstanding at September 30, 1998. If the Company is unable to refinance or restructure the terms of the Liggett Notes or otherwise make all payments thereon, substantially all of the Company's long-term debt and the Facility would be in default and holders of such debt could accelerate the maturity of such debt. In such event, Liggett may be forced to seek protection from creditors under applicable laws. These matters raise substantial doubt about the Company meeting its liquidity needs and its ability to continue as a going concern.

RECENT DEVELOPMENTS IN THE CIGARETTE INDUSTRY

         PRICING ACTIVITY. As of November 13, 1998, list price increases during 1998 amount to $1.85 per carton. On January 23, 1998, Philip Morris and RJR announced a list price increase of $.25 per carton. This action was matched by Liggett and the other manufacturers during the following week. On April 3, 1998, Philip Morris announced a second list price increase of $.50 per carton. This action was matched by Liggett and the other manufacturers. On May 11, 1998, Philip Morris and RJR announced a third list price increase of

$.50 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week. On July 31, 1998, Philip Morris announced a fourth list price increase of $.60 per carton on all brands. This action was matched by Liggett and the other manufacturers during the following week.

         LEGISLATION, REGULATION AND LITIGATION. The cigarette industry continues to be challenged on numerous fronts. New cases continue to be commenced against Liggett and BGL and other cigarette manufacturers. As of September 30, 1998, there were approximately 275 individual suits, 45 purported class actions and 110 state, municipality and other third-party payor health care reimbursement actions pending in the United States in which Liggett is a named defendant. As new cases are commenced, the costs associated with defending such cases and the risks attendant to the inherent unpredictability of litigation continue to increase. Recently, there have been a number of restrictive regulatory actions from various Federal administrative bodies, including the United States Environmental Protection Agency ("EPA") and the Food and Drug Administration ("FDA"), adverse political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, including the commencement and certification of class actions and the commencement of Medicaid reimbursement suits by various states' Attorneys General. These developments generally receive widespread media attention. Liggett is not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but it is possible that Liggett's financial position, results of operations and cash flows could be materially adversely affected by an ultimate unfavorable outcome in any of such pending litigation. (See Note 8 to the Company's consolidated financial statements for a description of legislation, regulation and litigation.)

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

         In March 1997, Liggett, BGL and plaintiffs filed a mandatory class settlement agreement in an action entitled FLETCHER, ET AL. V. BROOKE GROUP LTD., ET AL., Circuit Court of Mobile County, Alabama, where the court granted preliminary approval and preliminary certification of the class, and in May 1997, a similar mandatory class settlement agreement was filed in an action entitled WALKER, ET AL. V. LIGGETT GROUP INC., ET AL., United States District Court, Southern District of West Virginia. On July 2, 1998, the Company and plaintiffs filed an amended class action settlement agreement in FLETCHER. Pursuant to the amended agreement, Liggett is required to pay to the class 7.5% of Liggett's pre-tax income each year for 25 years, with a minimum annual payment guarantee of $1,000 over the term of the agreement. The amended agreement does not set forth a formula with respect to the distribution of settlement proceeds to the class. On September 10, 1998, the Circuit Court held a hearing with respect to the parties' motion for reaffirmance of preliminary approval of the amended agreement. The court has not yet ruled on this motion. The WALKER court also granted preliminary approval and preliminary certification of the nationwide class; however, on August 5, 1997, the court vacated its preliminary certification of the settlement class, which decision is currently on appeal.

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

         For the nine months ending September 30, 1998, restructuring charges of approximately $241 were funded, leaving $52 to be funded in the remainder of 1998.

 THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. For the three months ended September 30, 1998, net sales totaled $85,630, compared to $79,368 for the same period in 1997. Revenues increased in both the premium and discount segments by 7.9% ($6,262) due to price increases of $15,723 (see "Recent Developments in the Cigarette Industry
- Pricing Activity"), partially offset by an 11.7% decline in unit sales volume (approximately 188.6 million units), accounting for $9,264 in volume variance and an unfavorable product mix of $197. The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales over this period amounted to $26,986 and represented 31.5% of total revenues, compared to $26,867 and 33.9% of total sales for the same period in 1997. In the premium segment, revenues grew by 0.4% ($119) over the three months ended September 30, 1998, compared to the same period in 1997, due to price increases of $4,010, which were partially offset by a 14.5% decline in unit sales volume (approximately 64.6 million units), accounting for $3,891 in volume variance.

         Discount sales (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) over this period amounted to $58,644 and represented 68.5% of total revenues, compared to $52,501 and 66.1% of total sales for the same period in 1997. In the discount segment, revenues grew by 11.7% ($6,143) over the three months ended September 30, 1998 compared to the same period in 1997, due to price increases of $11,713, which were partially offset by a 10.6% decline in unit sales volume (approximately 124.0 million units), accounting for $5,566 in volume variance and an unfavorable product mix among the discount brand categories of $4.

          For the three months ended September 30, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $384 higher, along with an increase in costs per thousand units of $0.63 per thousand.

          GROSS PROFIT. Gross profit of $54,247 for the three months ended September 30, 1998 increased $10,850 from gross profit of $43,397 for the same period in 1997, due primarily to the price increases discussed above. In the 1998 period, Liggett's premium and discount brands contributed 33.4% and 66.6%, respectively, to the Company's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 37.9% and 62.1%, respectively, to total gross profit. As a percent of revenues

(excluding federal excise taxes), gross profit at Liggett increased to 78.9% for the three months ended September 30, 1998 compared to 72.2% for the same period in 1997, with gross profit for the premium segment at 80.8% and 76.5% in the third quarter of 1998 and 1997, respectively, and gross profit for the discount segment at 78.0% and 69.8% in 1998 and 1997, respectively. This increase is the result of the September 1997, January 1998, April 1998, May 1998 and August 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         EXPENSES. Selling, general and administrative expenses were $45,562 for the three months ended September 30, 1998 compared to $38,721 for the same period for the prior year, an increase of $6,841. This increase in expense was due primarily to $4,059 in higher spending for promotional and marketing programs and higher legal expenses of $3,657, including non-cash stock-based expense of $2,019. Such increases were partially offset by decreases in systems development costs of approximately $648 and reductions in management fees of $371 over the same prior year period.

         OPERATING INCOME. Operating income increased to $8,685 for the three months ended September 30, 1998 from $4,581 for the same prior year period due primarily to an increase in gross profits discussed above, partially offset by increased selling and legal expenses, along with the decline in unit sales volume discussed above.

         OTHER INCOME (EXPENSE). Interest expense was $7,270 for the three months ended September 30, 1998 compared to $5,950 for the same period in 1997. This increase in interest expense resulted from the Company recording a non-cash deferred charge of approximately $4,100 during the first quarter of 1998. This deferred charge is being amortized over a period of one year. As of September 30, 1998, $2,737 had been expensed. (Refer to Note 7 to the Company's consolidated financial statements.)

         NET INCOME. Net income amounted to $1,399 for the three months ended September 30, 1998 compared to a net loss of $1,351 for the same period in the prior year. The increase in net income was primarily the result of the factors discussed above which resulted in higher operating income, offset by the non-cash interest charge discussed above and by equity in income from an affiliate of approximately $321 in the prior year period.

 NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUES. For the nine months ended September 30, 1998, net sales totaled $234,654, compared to $223,811 for the same period in 1997. Revenues increased in the premium and discount segments by 4.8% ($10,843) due to price increases of $33,760 (see "Recent Developments in the Cigarette Industry - Pricing Activity") and improved product mix of $470, which were partially offset by a 10.4% decline in unit sales volume (approximately 486.8 million units), accounting for $23,387 in volume variance. The decline in Liggett's sales volume was due to certain competitors' continuing leveraged rebate programs tied to their products and increased promotional activity by certain other manufacturers.

         Premium sales over this period amounted to $76,898 and represented 32.8% of total revenues, compared to $74,780 and 33.4% of total sales for the same period in 1997. In the premium segment, revenues grew by 2.8% ($2,118) over the nine months ended September 30, 1998, compared to the same period in 1997, due to price increases of $9,189, which were partially offset by a 9.5% decline in unit sales volume (approximately 119.3 million units), accounting for $7,071 in volume variance.

         Discount sales (comprising the brand categories of branded discount, private label, control label, generic, international and contract manufacturing) over this period amounted to $157,756 and represented 67.2% of total revenues, compared to $149,031 and 66.6% of total sales for the same period in 1997. In the discount segment, revenues grew by 5.9% ($8,725) over the nine months ended September 30, 1998, compared to the same period in 1997, due to price increases of $24,571 and improved product mix among the discount brand categories of $277, partially offset by a 10.8% decline in unit sales volume (approximately 367.5 million units), accounting for $16,123 in volume variance.

          For the nine months ended September 30, 1998, fixed manufacturing costs on a basis comparable to the same period in 1997 were $929 lower, along with a decline in costs per thousand units of $0.01 per thousand in the third quarter of 1998 compared to the prior year period.

          GROSS PROFIT. Gross profit of $143,368 for the nine months ended September 30, 1998 increased $22,001 from gross profit of $121,367 for the same period in 1997, due primarily to the price increases discussed above. In the 1998 period, Liggett's premium and discount brands contributed 35.1% and 64.9%, respectively, to the Company's overall gross profit. Over the same period in 1997, Liggett's premium and discount brands contributed 37.5% and 62.5%, respectively, to total gross profit. As a percent of revenues (excluding federal excise taxes), gross profit at Liggett increased to 77.4% for the nine months ended September 30, 1998 compared to 72.0% for the same period in 1997, with gross profit for the premium segment at 79.8% and 76.3% in the nine months ended September 30, 1998 and 1997, respectively, and gross profit for the discount segment at 76.1% and 69.7% in the 1998 and 1997 periods, respectively. This increase is the result of the March 1997, September 1997, January 1998, April 1998, May 1998 and August 1998 list price increases and improved production variances. These increases were partially offset by increased tobacco costs at Liggett due to a reduction in the average discount available to the Company from leaf tobacco dealers on tobacco purchased under prior years' purchase commitments.

         EXPENSES. Selling, general and administrative expenses were $117,657 for the nine months ended September 30, 1998 compared to $110,061 for the same period for the prior year, an increase of $7,596. This increase in expense was due primarily to $8,055 in higher spending for promotional and marketing programs and higher legal expenses of $5,042, including non-cash stock-based expense of $2,019. Such increases were partially offset by decreases in systems development costs of approximately $3,541, the absence of severance payments of approximately $1,267 resulting from the 1997 restructuring and reductions in management fees of $1,112 over the same prior year period.

         OPERATING INCOME. Operating income increased to $23,830 for the nine months ended September 30, 1998 from $9,380 in the same period for the prior year due primarily to an increase in gross profits discussed above and the absence of approximately $1,926 in reduced administrative charges resulting from the 1997 restructuring, partially offset by increased selling and legal expenses and settlement charges of $1,881, along with the decline in unit sales volume discussed above.

         OTHER INCOME (EXPENSE). Interest expense was $21,704 for the nine months ended September 30, 1998 compared to $17,920 for the same period in 1997. This increase in interest expense resulted from the Company recording a non-cash deferred charge of approximately $4,100 during the first quarter of 1998, partially offset by lower outstanding revolver balances, in addition to imputed interest expense resulting from the Attorneys General March 1998 Settlement. This deferred charge is being amortized over a period of one year. As of September 30, 1998, $2,737 had been expensed. (Refer to Note 7 to the Company's consolidated financial statements.)

         NET INCOME. Net income amounted to $2,946 for the nine months ended September 30, 1998 compared to a net loss of $1,333 for the same period in the prior year. The increase in net income was primarily the result of the factors discussed above which resulted in higher operating income, offset by the non-cash interest charge discussed above, by a gain of $3,692 in the 1997 period on the sales of assets, by a gain of $2,963 on the retirement of debt and by equity in income from an affiliate of approximately $506 in the prior year period.

CAPITAL RESOURCES AND LIQUIDITY

         Cash provided by operating activities was $5,733 for the nine months ended September 30, 1998 compared to cash used in operating activities of $4,744 for the same period in 1997. The net increase in cash in the nine months of 1998 when compared to the corresponding period in 1997 was due primarily to an increase in net income.

         Cash used in investing activities amounted to $27 for the nine months ending September 30, 1998, primarily due to expenditures for capital equipment of $1,182, which was partially offset by proceeds from the sale of equipment of approximately $1,155. This compares to cash provided by investing activities of $1,107 for the nine months of 1997, primarily due to proceeds from the sale of assets of approximately $4,589, which were partially offset by investments in affiliates of $2,200 and expenditures for capital equipment of $1,282.

          Cash used in financing activities for the nine months of 1998 totaled $5,706, in contrast to cash provided by financing activities of $3,637 in the prior year period, resulting primarily from net repayments under the Facility of $5,753 and an increase in cash overdraft of $514. In 1997, repayments of long-term debt, amounting to approximately $4,721, were offset by net borrowings under the Facility of $6,942.

         On March 8, 1994, Liggett entered into the Facility under which it can borrow up to $40,000 (depending on the amount of eligible inventory and receivables as determined by the lenders) from a syndicate of commercial lenders. Availability under the Facility was approximately $8,091 based upon eligible collateral at September 30, 1998. The Facility is collateralized by all inventories and receivables of the Company. Borrowings under the Facility are charged interest calculated at a rate equal to 1.5% above Philadelphia National Bank's (the indirect parent of Congress Financial Corporation, the lead lender) prime rate. As of September 30, 1998, Liggett's interest rate was 10.0%, reduced to 9.75% on October 1st, and to 9.50% on November 1st, 1998. The Facility contains certain financial covenants similar to those contained in the Liggett Notes indenture, including restrictions on Liggett's ability to declare or pay cash dividends, incur additional debt, grant liens and enter into any new agreements with affiliates, among others. In addition, the Facility, as amended April 8, 1998, imposes requirements with respect to the Company's adjusted net worth (not to fall below a deficit of $195,000 as computed in accordance with the agreement, this computation was $179,149 at September 30, 1998) and working capital (not to fall below a deficit of $17,000 as computed in accordance with the agreement, this computation was $2,450 at September 30, 1998). The Facility, as amended, also provides that a default by Liggett or its subsidiaries under the March 1996 Settlements, March 1997 Settlements and March 1998 Settlements (all as defined in Note 8 to the Company's consolidated financial statements) shall constitute an event of default under the Facility.

         In November 1997, the Facility was extended until March 8, 1999. At September 30, 1998 the closing balance on the Facility stood at $17,674.

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

         On January 30, 1998, with the consent of the required majority of the holders of the Liggett Notes, Liggett entered into various amendments to the Indenture governing the Liggett Notes, which provided, among other things, for a deferral of the February 1, 1998 mandatory redemption payment of $37,500 to the date of final maturity of the Liggett Notes on February 1, 1999. In connection with the deferral, BGL agreed to issue 483,002 shares of BGL's common stock to the holders of record on January 15, 1998 of the Liggett Notes. As a result of this transaction, the Company recorded a non-cash deferred charge of approximately $4,100 during the first quarter of 1998 reflecting the fair value of the instruments issued. This deferred charge is being amortized as an adjustment to interest expense over a period of one year. As of September 30, 1998, $2,737 had been expensed. The Indenture under which the Liggett Notes are outstanding was also amended to prohibit, with limited exceptions, payments of dividends and incurrence of new debt by Liggett and to tighten restrictions on the disposition of proceeds of asset sales. BGL and BGLS also agreed to guarantee the payment, which was made by Liggett, of the August 1, 1998 interest payment on the Liggett Notes. In addition, Liggett Noteholders were granted additional collateral in the form of a security interest in 16% of the stock of Liggett-Ducat or a successor entity held by BOL. (Refer to Note 7 to the Company's consolidated financial statements.)

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Liggett had a net capital deficiency of $183,268 as of September 30, 1998, is highly leveraged and has substantial near-term debt service requirements. Due to the many risks and uncertainties associated with the cigarette industry and the impact of tobacco litigation (see Note 8 to the Company's consolidated financial statements), there can be no assurance that the Company will be able to meet its future earnings or cash flow goals. Consequently, the Company could be in violation of its debt covenants, including covenants limiting the maximum permitted net worth and working capital deficiencies, and if its lenders were to exercise acceleration rights under the Facility or the indenture for the Liggett Notes or refuse to lend under the Facility, the Company would not be able to satisfy such demands or its working capital requirements.

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


YEAR 2000

         Liggett utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its operations. The Company has evaluated the costs to implement century date change compliant systems conversions and is in the process of executing a planned conversion of its systems prior to the year 2000. To date, the focus of Year 2000 compliance and verification efforts has been directed at the implementation of new customer service, inventory control and financial reporting systems at each of the three regional Strategic Business Units, part of the Company's reorganization which began in January 1997. In January of 1998, Liggett initiated a major conversion of factory accounting and information systems at its Durham production facility, with the assistance of outside consultants, to upgrades that have been successfully tested for Year 2000 compliance. This project is expected to be completed by the end of November.

         All costs incurred to date are considered an integral part of the normal expenditures required for business systems enhancements and upgrades. It is anticipated that all factory, corporate, field sales and physical distribution systems will be completed in sufficient time to support Year 2000 compliance and verification.

         Although such costs may be a factor in describing changes in operating profit in any given reporting period, the Company currently does not believe that the anticipated costs of Year 2000 systems conversions will have a material impact on its future consolidated results of operations. Based on the progress Liggett has made in addressing Year 2000 issues and its strategy and timetable to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 initiatives at this time. However, if the Company identifies any significant risks related to its Year 2000 compliance effort, or if its progress deviates from the projected timetable, Liggett will develop contingency plans it deems necessary to meet compliance deadlines at that time. Due to the interdependent nature of computer systems, the Company may be adversely impacted in the year 2000 depending on whether it or its vendors or customers have addressed this issue successfully.

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

ITEM 6.  EXHIBITS

   (a).    EXHIBITS

           27.1 Liggett Group Inc.'s Financial Data Schedule (for SEC use only)

           27.2 Eve Holdings Inc.'s Financial Data Schedule (for SEC use only)

           99.1 Material legal proceedings (incorporated by reference to Exhibit 99.1 in BGL's Form 10-Q for the quarter ended September 30, 1998, Commission File No. 1-5759).

   (b)     REPORTS ON FORM 8-K

           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized on November 13, 1998.


                                         LIGGETT GROUP INC.

                                         By: /s/ Samuel M. Veasey
                                             ----------------------------------
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and Principal
                                             Accounting Officer)

EVE HOLDINGS INC.

                                         By: /s/ Joselynn D. Van Siclen
                                             ----------------------------------
                                             Vice President, Treasurer and
                                             Assistant Secretary
                                             (Principal Financial and Principal
                                             Accounting Officer)